Form 10-Q
period 1994-03-31
TECH SYM CORP
filed 1994-05-13
CIK 96669

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994


                                  OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to


Commission file number 1-4371


                       Tech-Sym Corporation
     (Exact name of Registrant as specified in its charter)


           Nevada                                 74 1509818
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


10500 Westoffice Drive, Houston, Texas                     77042
(Address of principal executive offices)                  Zip Code



Registrant's telephone number, including area code:  713/785-7790


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/    No  / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                    OUTSTANDING AT APRIL 30, 1994

Common Stock, $.10 par value                      5,771,358

                              INDEX
                              -----
                                                       Page No.
                                                       --------
Part I.  Financial Information:

  Consolidated Balance Sheet March 31, 1994
    and December 31, 1993                                  1

  Consolidated Statement of Income and Accumulated
    Earnings for Three Months Ended March 31,
    1994 and 1993                                          2

  Consolidated Statement of Cash Flows for the
    Three Months Ended March 31, 1994 and 1993             3

  Notes to Consolidated Financial Statements              4-5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                   6-7

Part II.  Other Information:


  Item 6.  Exhibits and Reports on Form 8-K                8


Signatures                                                 8
Page 1

PART I. FINANCIAL INFORMATION
Tech-Sym Corporation
Consolidated Balance Sheet
                                       March 31, 1994 December 31, 1993
                                       -------------- -----------------
                                             (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents                $23,085           $20,317
    Marketable Securities                      7,644             7,873
    Receivables - net                         32,796            30,095
    Unbilled revenue                          34,564            36,537
    Inventories                               31,140            31,642
    Other                                      3,659             3,404
                                            --------          --------
          Total current assets               132,888           129,868
  Property, plant and equipment - net         32,489            32,651
  Long term receivables - net                  8,900             9,218
  Goodwill and other assets                   14,079            13,130
                                            --------          --------
          Total assets                      $188,356          $184,867
                                            ========          ========
Liabilities
  Current liabilities:
    Notes payable and current maturities
      of long-term debt                       $3,632            $3,442
    Billings in excess of cost and
      estimated earnings on uncompleted
      contracts                                4,474             5,346
    Accounts payable                           5,913             5,771
    Taxes on income                            3,714             2,264
    Accrued and other liabilities             17,011            17,787
                                            --------          --------
          Total current liablilites           34,744            34,610
  Long-term debt                              23,624            23,317
  Deferred income taxes                        2,973             2,973
  Other liabilities                            9,426             9,423
                                            --------          --------
          Total liabilities                   70,767            70,323

Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value;
   none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,042,820 and 7,034,220 shares                704               703
  Additional capital                          34,592            34,432
  Accumulated earnings                        94,076            91,288
  Cumulative translation adjustments          (1,515)           (1,537)
  Common stock held in treasury at
   cost (1,276,562 and 1,288,752 shares)     (10,268)          (10,342)
                                            --------          --------
          Total shareholders' investment     117,589           114,544
                                            --------          --------
          Total liabilities and
           shareholders' investment         $188,356          $184,867
                                            ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

Page 2
Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                            For The Three Months
                                               Ended March 31,
                                        ------------------------------
                                                1994           1993
                                         (stated in thousands except
                                           for per share amounts)

Sales                                          $43,678        $46,775
                                             ---------      ---------
Costs and expenses:
    Cost of sales                               27,853         30,931
    Selling, general and administrative
      expenses                                   9,588         10,094
    Company sponsored product
      development                                1,718          1,381
    Interest expense                               661            777
    Interest and other (income)
      expense - net                               (380)          (268)
                                             ---------      ---------
                                                39,440         42,915
                                             ---------      ---------

       Income  before income taxes               4,238          3,860
Provision for income taxes                       1,450          1,485
                                             ---------      ---------
       Net income                                2,788          2,375
Accumulated earnings:
    Beginning of period                         91,288         81,072
                                             ---------      ---------
    End of period                              $94,076        $83,447
                                             =========      =========
Earnings per common share:
       Net income                                $ .48          $ .42
                                                 =====          =====

The accompanying notes are an integral part of these consolidated financial statements.

Page 3
Tech-Sym Corporation
Consolidated Statement of Cash Flows
                                                  For the Three Months
                                                     Ended March 31,
                                                  --------------------
                                                     1994      1993
                                                 (stated in thousands)
Cash flows from operating activities:
  Net income                                         $2,788    $2,375
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    1,764     1,588
     Deferred income taxes                                        551
  Change in operating assets and liabilities:
     Receivables                                     (2,701)   (4,555)
     Unbilled revenue                                 1,973    (1,819)
     Inventories                                        502       998
     Accounts payable                                   142      (129)
     Billing in excess and
      other accrued liabilities                      (1,648)    1,891
     Taxes on income                                  1,450     2,024
     Long-term receivables - net                        318
     Other - net                                     (1,185)   (1,608)
                                                      -----     -----

  Net cash provided by operating activities           3,403     1,316
                                                      -----     -----
Cash flows from investing activities:
  Capital expenditures                               (1,476)   (2,015)
  Payment for purchase of businesses,
   net of cash acquired
  Purchases of investment securities                           (2,003)
  Sales of investment securities                        230     2,291
  Other investing activities                           (119)     (356)
                                                      -----     -----
  Net cash used for investing activities             (1,365)   (2,083)
                                                      -----     -----
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements                            151       187
  Proceeds from long-term debt                          460
  Payments on long-term debt                           (115)     (129)
  Proceeds from exercise of stock options               234       321
  Cash paid to acquire treasury stock                            (314)
                                                      -----     -----
  Net cash provided by financing activities             730        65
                                                      -----     -----
Net increase (decrease) in cash
 and cash equivalents                                 2,768      (702)
  Cash and cash equivalents at beginning of year     20,317    12,934
                                                     ------    ------
  Cash and cash equivalents at end of period        $23,085   $12,232
                                                     ======    ======


Cash flow from operating activities include:
  Interest paid                                      $1,172    $1,249
  Income taxes paid                                     740        82

The accompanying notes are an integral part of these consolidated financial statements.

Page 4
Tech-Sym Corporation
Notes to Consolidated Financial Statements

1. The unaudited consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries ("the Company") for the three month period ended March 31, 1994 and 1993 and should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories
     (principally electronic parts) which aggregated $31,140,000 at March 31, 1994, include raw materials of $13,763,000 and work-in-process and finished goods of $17,377,000.

3. Shares of common stock of the Company have been reserved at March 31, 1994 for issuance as follows:

               58,200 shares for issuance upon exercise of options granted under the 1980 Stock Option Plan of the Company.

               39,600 shares for issuance upon exercise of options granted to nonemployee directors.

               443,290 shares for issuance upon exercise of options granted or to be granted under the 1990 Stock Option Plan of the Company.

               3,153,674 shares for issuance upon exercise of common stock purchase rights granted pursuant to the Company's Common Stock Purchase Rights Plan adopted by the Board of Directors on June 1, 1988.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

     Provision for federal income taxes for the three month period ended March 31, 1994 and 1993 was equivalent to an effective rate of 34% and 36%, respectively, of earnings before income taxes.

Page 5
5. Earnings per common share are based on the weighted average number of shares outstanding during each period (5,760,000 and 5,617,000 for the three months ended March 31, 1994 and 1993, respectively).

Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities provided cash in the amount of $3,403,000 for the three months ended March 31, 1994, and $1,316,000 for the three months ended March 31, 1993. During 1989, the Company completed a long-term unsecured note financing in the principal amount of $20,000,000. The Company is required to repay such amount in annual principal installments of approximately $2,857,000 beginning in 1995. The terms of the unsecured note financing impose limitations on future (additional) borrowings. Given the current level of liquid assets and projected cash flows from future operations, the Company does not presently anticipate the need for future borrowings in excess of such limitations. Subsequent to the completion of the note financing, the Company also negotiated new unsecured bank lines of credit which, among other changes, removed the restrictions as to amounts that may be distributed from subsidiaries to Tech-Sym Corporation. At March 31, 1994, the Company had unused committed lines of credit which aggregated $27,800,000.

After working capital, the chief use of the Company's funds has
normally been capital expenditures.   Capital expenditures for
property, plant and equipment were $1,476,000 and $2,015,000 for the three months ended March 31, 1994 and 1993, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                        Comparison of
                                        Three Months
                                       Ended March 31,
                                       1994 and 1993

                                      Increase(Decrease)
                                    (stated in thousands)

   Sales                                  ($3,096)

   Costs and expenses                      (3,474)
                                           -------
   Income before income taxes                 378

   Provision for income taxes                 (35)
                                           -------

   Net income                              $  413
                                              ===
Page 7

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1994 AND 1993:

Sales for the period ended March 31, 1994 decreased 7% while costs and expenses decreased 8% which resulted in an increase in income before income taxes of 10%. The decrease in sales for the quarter as compared to the same quarter a year ago was primarily the result of decreased sales in the defense systems area ($3,396,000 or 22%) and communications area ($940,000 or 5%). These decreases were partially offset by an increase in the seismic survey systems equipment area ($1,249,000 or 11%).

Cost of sales decreased 10% which compares favorably with the 7% decrease in sales. The higher gross margin percentage is the result of the increased sales of the seismic survey systems equipment area which historically carries a higher margin that the other product areas. Selling, general and administrative expenses decreased 5% which is generally in line with the sales decrease.

Company sponsored product development increased 24% primarily due to an increase in the cost of development programs in the seismic survey systems area. Interest expense is slightly lower due to less borrowings and interest and other income increased due to more funds available to invest during the quarter.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K   There were no reports on Form 8-K
          filed during the three months ended March 31, 1994.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TECH-SYM CORPORATION
                                         Registrant


Date:  May 13, 1994                /s/ Wendell W. Gamel
                                   Wendell W. Gamel, Chairman of
                                   the Board and President


Date:  May 13, 1994                /s/ Ray F. Thompson
                                   Ray F. Thompson, Vice-President,
                                   Treasurer, Controller and Chief
                                   Financial Officer