Form 10-Q
period 1994-06-30
TECH SYM CORP
filed 1994-08-12
CIK 96669

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                    OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ____________ .


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
Yes [X].  No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                             OUTSTANDING AT JULY 31, 1994
Common Stock, $.10 par value                          5,778,308

                                                                  Form 10-Q
Tech-Sym Corporation

                                   INDEX
                                                                   Page No.
                                                                   --------
Part I.  Financial Information:

  Consolidated Balance Sheet June 30, 1994
    and December 31, 1993                                                1

  Consolidated Statement of Income and Accumulated
    Earnings for Three Months Ended June 30,
    1994 and 1993                                                        2

  Consolidated Statement of Income and Accumulated
    Earnings for Six Months Ended June 30,
    1994 and 1993                                                        3

  Consolidated Statement of Cash Flows for the
    Six Months Ended June 30, 1994 and 1993                              4

  Notes to Consolidated Financial Statements                            5-6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 7-8

Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                               9

Signatures                                                               10

                                  Page 1
PART I. FINANCIAL INFORMATION

Tech-Sym Corporation
Consolidated Balance Sheet
                                        June 30, 1994   December 31, 1993
                                        -------------   -----------------
                                             (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents                $22,976           $20,317
    Marketable Securities                      5,452             7,873
    Receivables - net                         33,577            30,095
    Unbilled revenue                          36,350            36,537
    Inventories                               32,436            31,642
    Other                                      5,548             3,404
                                            --------          --------
          Total current assets               136,339           129,868
  Property, plant and equipment - net         32,890            32,651
  Long term receivables - net                  8,673             9,218
  Goodwill and other assets                   14,031            13,130
                                            --------          --------
          Total assets                      $191,933          $184,867
                                            ========          ========
Liabilities
  Current liabilities:
    Notes payable and current maturities
      of long-term debt                       $4,910            $3,442
    Billings in excess of cost and
      estimated earnings on uncompleted
      contracts                                5,288             5,346
    Accounts payable                           6,567             5,771
    Taxes on income                            2,255             2,264
    Accrued and other liabilities             16,172            17,787
                                            --------          --------
          Total current liablilites           35,192            34,610
  Long-term debt                              23,518            23,317
  Deferred income taxes                        2,973             2,973
  Other liabilities                            9,313             9,423
                                            --------          --------
          Total liabilities                   70,996            70,323

Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value;
   none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,047,470 and 7,034,370 shares                705               703
  Additional capital                          34,699            34,432
  Accumulated earnings                        97,067            91,288
  Cumulative translation adjustments          (1,297)           (1,537)
  Common stock held in treasury at
   cost (1,271,162 and 1,288,752 shares)     (10,237)          (10,342)
                                            --------          --------
          Total shareholders' investment     120,937           114,544
                                            --------          --------
          Total liabilities and
           shareholders' investment         $191,933          $184,867
                                            ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  Page 2
Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                               For The Three Months
                                                  Ended June 30,
                                          ----------------------------
                                              1994              1993
                                          (stated in thousands except
                                             for per share amounts)

Sales                                        $48,329           $50,365
                                             -------           -------
Costs and expenses:
    Cost of sales                             31,506            33,273
    Selling, general and administrative
      expenses                                10,648            11,136
    Company sponsored product
      development                              1,661             1,538
    Interest expense                             667               790
    Interest and other (income)
      expense - net                             (524)             (406)
                                             -------         ---------
                                              43,958            46,331
                                             -------         ---------

       Income  before income taxes             4,371             4,034
Provision for income taxes                     1,380             1,545
                                             -------         ---------
       Net income                              2,991             2,489
Accumulated earnings:
    Beginning of period                       94,076            83,447
                                             -------         ---------
    End of period                            $97,067           $85,936
                                             =======         =========
Earnings per common share:
       Net income                              $ .52             $ .44
                                               =====             =====

The accompanying notes are an integral part of these consolidated financial statements.

                                  Page 3
Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                            For The Six Months
                                              Ended June 30,
                                        ----------------------------
                                             1994        1993
                                         (stated in thousands except
                                           for per share amounts)

Sales                                       $92,007     $97,140
                                            -------     -------
Costs and expenses:
    Cost of sales                            59,359      64,204
    Selling, general and administrative
      expenses                               20,236      21,230
    Company sponsored product
      development                             3,379       2,919
    Interest expense                          1,328       1,567
    Interest and other (income)
      expense - net                            (904)       (674)
                                            -------     -------
                                             83,398      89,246
                                            -------     -------

       Income  before income taxes            8,609       7,894
Provision for income taxes                    2,830       3,030
                                            -------     -------
       Net income                             5,779       4,864
Accumulated earnings:
    Beginning of period                      91,288      81,072
                                            -------     -------
    End of period                           $97,067     $85,936
                                            =======     =======
Earnings per common share:
       Net income                           $  1.00     $   .86
                                            =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                  Page 4
Tech-Sym Corporation
Consolidated Statement of Cash Flows
                                                         For the Six Months
                                                           Ended June 30,
                                                       ------------------------
                                                          1994          1993
                                                         (stated in thousands)
Cash flows from operating activities:
  Net income                                           $   5,779     $   4,864
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                         3,559         3,565
  Change in operating assets and liabilities:
     Receivables                                          (3,024)       (1,660)
     Unbilled revenue                                      1,581        (2,436)
     Inventories                                            (739)          215
     Accounts payable                                        (77)          (20)
     Billing in excess and
      other accrued liabilities                           (3,160)        6,087
     Taxes on income                                          (9)        2,877
     Long-term receivables - net                             545        (1,980)
     Other - net                                          (1,940)       (2,362)
                                                       ---------     ---------
  Net cash provided by operating activities                2,515         9,150
                                                       ---------     ---------
Cash flows from investing activities:
  Capital expenditures                                    (3,442)       (3,290)
  Payment for purchase of business,
   net of cash acquired                                     (635)
  Purchases of investment securities                      (1,000)       (4,512)
  Sales of investment securities                           3,422         5,080
  Other investing activities                                (243)         (483)
                                                       ---------     ---------
  Net cash used for investing activities                  (1,898)       (3,205)
                                                       ---------     ---------
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements                               1,455          (583)
  Proceeds from long-term debt                               460
  Payments on long-term debt                                (245)         (270)
  Proceeds from exercise of stock options                    372           404
  Cash paid to acquire treasury stock                                     (451)
                                                       ---------     ---------
  Net cash provided by (used for)
    financing activities                                   2,042          (900)
                                                       ---------     ---------
Net increase in cash and cash equivalent                   2,659         5,045
  Cash and cash equivalents at beginning of period        20,317        12,934
                                                       ---------     ---------
  Cash and cash equivalents at end of period           $  22,976     $  17,979
                                                       =========     =========
Cash flow from operating activities include:
  Interest paid                                        $   1,327     $   1,429
  Income taxes paid                                        3,735         2,609

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. The unaudited consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries ("the Company") for the three month and six month periods ended June 30, 1994 and 1993 and should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories
      (principally electronic parts) which aggregated $32,436,000 at June 30, 1994, include raw materials of $15,559,000 and work-in-process and finished goods of $16,877,000.

3. Shares of common stock of the Company have been reserved at June 30, 1994 for issuance as follows:

          53,500 shares for issuance upon exercise of options granted under the 1980 Stock Option Plan of the Company.

          39,400 shares for issuance upon exercise of options granted to nonemployee directors.

          726,090 shares for issuance upon exercise of options granted or to be granted under the 1990 Stock Option Plan of the Company.

          3,297,674 shares for issuance upon exercise of common stock purchase rights granted pursuant to the Company's Common Stock Purchase Rights Plan adopted by the Board of Directors on June 1, 1988.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

      Provision for federal income taxes for the three and six month periods ended June 30, 1994 and 1993 was equivalent to an effective rate of 35% and 36%, respectively, of earnings before income taxes. The difference between the effective rate and the U.S. statutory rate is due principally to non-deductible amortization expenses of goodwill. Additionally, foreign income taxes were not accrued on certain foreign income due to operating loss carry forwards and certain state income taxes are less for the current period due to an over payment in prior periods.

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (5,772,000 and 5,630,000 for the three months ended June 30, 1994 and 1993, respectively, and 5,766,000 and 5,624,000 for the six month period ended June 30, 1994 and 1993, respectively).

Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities provided cash in the amount of $2,515,000 for the six months ended June 30, 1994, and $9,150,000 for the six months ended June 30 1993. During March 1989, the Company completed a long-term unsecured note financing in the principal amount of $20,000,000. The Company is required to repay such amount in annual principal installments of approximately $2,857,000 beginning in 1995. The terms of the unsecured note financing impose limitations on future (additional) borrowings. Given the current level of liquid assets and projected cash flows from future operations, the Company does not presently anticipate the need for future borrowings in excess of such limitations. Subsequent to the completion of the note financing, the Company also negotiated new unsecured bank lines of credit which, among other changes, removed the restrictions as to amounts that may be distributed from subsidiaries to Tech-Sym Corporation. At June 30, 1994, the Company had unused committed lines of credit which aggregated $26,825,000.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $3,442,000 and $3,290,000 for the six months ended June 30, 1994 and 1993, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                 Comparison of      Comparison of
                                 Three Months         Six Months
                                Ended June 30,      Ended June 30,
                                 1994 and 1993      1994 and 1993

                                       Increase (Decrease)
                                      (stated in thousands)

   Sales                          $(2,036)            $(5,133)
   Costs and expenses              (2,373)             (5,848)
                                  -------             -------
   Income before income taxes         337                 715
   Provision for income taxes         165                 240
                                  -------             -------
   Net income                     $   502             $   915
                                  =======             =======

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1994 AND 1993:

Sales for the quarter ended June 30, 1994, decreased 4% from the like quarter of 1993 while costs and expenses decreased 5% which resulted in an increase in income before income taxes of 8%. The decrease in sales for the quarter as compared to the same quarter a year ago was primarily the result of decreased sales in the seismic survey system area ($2,393,000 or 17%) and in the communication area ($1,735,000 or 9%). These decreases were partially offset by an increase in the defense system area ($1,769,000 or 12%).

Cost of sales decreased 5% which compares favorably with the 4% decrease in sales. This was primarily due to the operating improvements in the communication area. Selling, general and administrative expenses decreased 4% which is generally in line with the decrease in sales.

Company sponsored product development increased 8% primarily due to an increase in the cost of development programs in the seismic survey systems area. Interest expense is slightly lower due to less borrowings and interest and other income increased due to more funds available to invest during the quarter. Net income was improved by a lower effective tax rate. See Note 4 of the Notes to Consolidated Financial Statements contained on pages 5 and 6 of this report for information on income taxes.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1994 AND 1993:

Sales for the six month period ended June 30, 1994 decreased 5% while costs and expenses decreased 7% for the same period. This resulted in an increase of 9% in income before income taxes. The decrease in sales was attributed to decreased sales in all operating areas as follows: communications ($2,676,000 or 7%), defense systems ($1,627,000 or 5%) and seismic survey equipment ($1,144,000 or 4%).

Cost of sales decreased 8% as compared to the 5% decrease in sales while selling, general and administrative expenses decreased 4% for the same period. Company sponsored product development increased 16%, interest expense decreased 15% and interest and other income increased 34% as compared to the same period a year ago. These changes were primarily due to the same reasons discussed above for the quarterly comparisons.

                        PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The shareholders of Registrant took the following action at the Annual Meeting held April 26, 1994:

    1. Elected all nine management nominees for directors pursuant to proxies solicited without opposition under regulation 14A, as stated below:

                                    Votes in           Votes
            Nominee                  Favor            Withheld
            -------                 --------          --------
          W.L. Creech               4,705,514           52,288
          A.A. Gallotta, Jr.        4,705,324           52,478
          W.W. Gamel                4,705,424           52,378
          C.C. Kraft, Jr.           4,704,929           52,873
          R.E. Moore                4,704,829           52,973
          C.J. Scribner             4,705,529           52,273
          R.J. Sloan                4,703,229           54,573
          J.A. Teresko              4,705,824           51,978
          C.K. Watt                 4,705,429           52,373

    2. Ratified the appointment of Price Waterhouse as independent accountants of the Registrant for the year ending December 31, 1994 (4,734,511 shares voted for, 7,728 shares voted against and 15,563 shares abstained).

    3. Approved an amendment to the Tech-Sym Corporation 1990 Stock Option Plan increasing the maximum number of shares of common stock thereunder from 570,000 to 858,000 shares (4,002,094 shares voted for, 687,448 shares voted against, and 68,260 shares abstained).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1994.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TECH-SYM CORPORATION
                                                                 Registrant

Date:  August 12, 1994                                 /s/ WENDELL W. GAMEL
                                                       --------------------
                                                       Wendell W. Gamel,
                                                       Chairman of the
                                                       Board and President

Date:  August 12, 1994                                 /s/ RAY F. THOMPSON
                                                       -------------------
                                                       Ray F. Thompson, Vice-
                                                       President, Treasurer,
                                                       Controller and Chief
                                                       Financial Officer