Form 10-Q
period 1994-09-30
TECH SYM CORP
filed 1994-11-14
CIK 96669

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994


                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________.


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

Yes /X/  No / /.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                  Outstanding at October 31, 1994
Common Stock, $.10 par value                   5,743,978

                              INDEX
                                                        Page No.
Part I.  Financial Information:

  Item 1.  Financial Statements

    Consolidated Balance Sheet September 30, 1994
      and December 31, 1993                                1

    Consolidated Statement of Income and Accumulated
      Earnings for Three Months Ended September 30,
      1994 and 1993                                        2

    Consolidated Statement of Income and Accumulated
      Earnings for Nine Months Ended September 30,
      1994 and 1993                                        3

    Consolidated Statement of Cash Flows for the
      Nine Months Ended September 30, 1994 and 1993        4

    Notes to Consolidated Financial Statements            5-6

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations         7-9

  Item 3.  Legal Proceedings                              10


Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K               10


Signatures                                                11

                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
                                   September 30, 1994 December 31, 1993
                                   ------------------ -----------------
                                             (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents                $23,334           $20,317
    Marketable Securities                        431             7,873
    Receivables - net                         35,530            30,095
    Unbilled revenue                          33,378            36,537
    Inventories                               38,615            31,642
    Other                                      5,480             3,404
                                            --------          --------
          Total current assets               136,768           129,868
  Property, plant and equipment - net         35,272            32,651
  Long term receivables - net                  8,647             9,218
  Goodwill and other assets                   19,675            13,130
                                            --------          --------
          Total assets                      $200,362          $184,867
                                            ========          ========
Liabilities
  Current liabilities:
    Notes payable and current maturities
      of long-term debt                       $6,012            $3,442
    Billings in excess of cost and
      estimated earnings on uncompleted
      contracts                                5,819             5,346
    Accounts payable                           7,826             5,771
    Taxes on income                            1,906             2,264
    Accrued and other liabilities             19,004            17,787
                                            --------          --------
          Total current liablilites           40,567            34,610
  Long-term debt                              23,977            23,317
  Deferred income taxes                        2,973             2,973
  Other liabilities                            9,274             9,423
                                            --------          --------
          Total liabilities                   76,791            70,323
Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value;
   none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,047,470 and 7,034,370 shares                705               703
  Additional capital                          34,720            34,432
  Accumulated earnings                       100,243            91,288
  Cumulative translation adjustments          (1,077)           (1,537)
  Common stock held in treasury at
   cost (1,308,542 and 1,288,752 shares)     (11,020)          (10,342)
                                            --------          --------
          Total shareholders' investment     123,571           114,544
                                            --------          --------
          Total liabilities and
           shareholders' investment         $200,362          $184,867
                                            ========          ========

The accompanying notes are an integral part of these consolidated financial statements.
                                     1
Tech-Sym Corporation
Consolidated Statement of Income and
Accumulated Earnings
                                            For The Three Months
                                             Ended September 30,
                                        ----------------------------
                                              1994              1993
                                         (stated in thousands except
                                           for per share amounts)

Sales                                        $51,328           $44,072
                                             --------     ---------
Costs and expenses:
    Cost of sales                             34,663            27,418
    Selling, general and administrative
      expenses                                10,585            10,030
    Company sponsored product
      development                              1,855             1,666
    Interest expense                             817               734
    Interest and other (income)
      expense - net                           (1,263)                8
                                             --------         ---------
                                              46,657            39,856
                                             --------         ---------
       Income  before income taxes             4,671             4,216
Provision for income taxes                     1,495             1,660
                                             --------         ---------
       Net income                              3,176             2,556
Accumulated earnings:
    Beginning of period                       97,067            85,936
                                             --------         ---------
    End of period                           $100,243           $88,492
                                             ========         =========
Earnings per common share:
       Net income                              $ .55             $ .45
                                               =====             =====
The accompanying notes are an integral part of these consolidated financial statements.
                                     2

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                             For the Nine Months
                                             Ended September 30,
                                        ----------------------------
                                               1994             1993
                                         (stated in thousands except
                                           for per share amounts)

Sales                                       $143,335          $141,212
                                             --------         ---------
Costs and expenses:
    Cost of sales                             94,022            91,622
    Selling, general and administrative
      expenses                                30,821            31,260
    Company sponsored product
      development                              5,234             4,585
    Interest expense                           2,145             2,301
    Interest and other (income)
      expense - net                           (2,167)             (666)
                                             --------         ---------
                                             130,055           129,102
                                             --------         ---------
       Income  before income taxes            13,280            12,110
Provision for income taxes                     4,325             4,690
                                             --------         ---------
       Net income                              8,955             7,420
Accumulated earnings:
    Beginning of period                       91,288            81,072
                                             --------         ---------
    End of period                           $100,243           $88,492
                                             ========         =========
Earnings per common share:
       Net income                              $1.55             $1.31
                                               =====             =====
The accompanying notes are an integral part of these consolidated financial statements.
                                     3

Tech-Sym Corporation
Consolidated Statement of Cash Flows
                                                   For the Nine Months
                                                    Ended September 30,
                                                 ----------------------------
                                                      1994            1993
                                                      (stated in thousands)
Cash flows from operating activities:

  Net income                                         $8,955            $7,420
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    6,170             5,494
     Deferred income taxes                                                551
  Change in operating assets and liabilities:
     Receivables                                     (4,160)           (7,116)
     Unbilled revenue                                  4553            (1,851)
     Inventories                                     (2,439)            1,025
     Accounts payable                                  (398)           (1,296)
     Billing in excess and
      other accrued liabilities                      (2,758)             6143
     Taxes on income                                   (358)              657
     Long-term receivables - net and oth               (654)           (2,858)
     Other - net                                       (743)              874
                                                      -----             -----

  Net cash provided by operating activit              8,168             9,043
                                                      -----             -----
Cash flows from investing activities:
  Capital expenditures                               (5,847)           (4,666)
  Payment for purchase of business,
   net of cash acquired                              (8,846)
  Purchases of investment securities                                   (4,512)
  Sales of investment securities                       7443              5965
  Other investing activities                           (367)           (1,115)
                                                      -----             -----
  Net cash used for investing activities             (7,617)           (4,328)
                                                      -----             -----
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements                          4,483            (1,418)
  Proceeds from long-term debt                         1090
  Payments on long-term debt                          (2719)             (344)
  Proceeds from exercise of stock option                413              1456
  Cash paid to acquire treasury stock                  (801)             (451)
                                                      -----             -----
  Net cash provided by (used for)
    financing activities                              2,466              (757)
                                                      -----             -----
Net increase in cash and cash equivalent              3,017             3,958
  Cash and cash equivalents at beginning
   of period                                         20,317            12,934
                                                     ------            ------
  Cash and cash equivalents at end of
   period                                           $23,334           $16,892
                                                     ======            ======


Cash flow from operating activities include:
  Interest paid                                      $2,543            $2,653
  Income taxes paid                                   6,010             3,742

The accompanying notes are an integral part of these consolidated financial statements.
                                     4

Notes to Consolidated Financial Statements

1. The unaudited consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries ("the Company") for the three month and nine month periods ended September 30, 1994 and 1993 and should be read in conjunction with the financial statements and the notes thereto included in the Company's latest
annual  report.   In  the  opinion of management,  all  adjustments
(consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $38,615,000 at September 30, 1994, include raw materials of $14,658,000 and work-in-process and finished goods of $23,957,000.

3. Shares of common stock of the Company have been reserved at September 30, 1994 for issuance as follows:

         53,550 shares for issuance upon exercise of options granted under the 1980 Stock Option Plan of the Company.

         39,400 shares for issuance upon exercise of options granted to nonemployee directors.

         723,470 shares for issuance upon exercise of options granted or to be granted under the 1990 Stock Option
         Plan of the Company.

         3,277,674 shares for issuance upon exercise of common stock purchase rights granted pursuant to the Company's Common Stock Purchase Rights Plan adopted by the Board of Directors on June 1, 1988.


4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

Provision for federal income taxes for the three and nine month periods ended September 30, 1994 and 1993 was equivalent to an effective rate of 33% and 36%, respectively, of earnings before income taxes. The difference between the effective rate and the U.S. statutory rate for 1994 is due principally to tax benefits of foreign sales and research and development credits.

                                     5

Additionally, foreign income taxes were not accrued on certain foreign income due to operating loss carry forwards and certain state income taxes are less for the current period due to an over payment in prior periods.

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (5,762,000 and 5,702,000 for the three months ended September 30, 1994 and 1993, respectively, and 5,765,000 and 5,649,000 for the nine month period ended September 30, 1994 and 1993, respectively).

6. During the quarter ending September 30, 1994, the Company acquired all the outstanding shares of Anarad, Inc., certain operating assets from Digicon, Inc. and a majority interest in a radio transmitter company in Chile S.A. These acquisitions are considered to be financially immaterial individually and in the aggregate and not significant to the operations of the Company.

                                     6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources:

The Company's operating activities provided cash in the amount of $8,168,000 for the nine months ended September 30, 1994, and cash in the amount of $9,043,000 for the nine months ended September 30, 1994. During March 1989, the Company completed a long-term unsecured note financing in the principal amount of $20,000,000. The Company is required to repay such amount in annual principal installments of approximately $2,857,000 beginning in 1995. The terms of the unsecured note financing impose limitations on future (additional) borrowings. Given the current level of liquid assets and projected cash flows from future operations, the Company does not presently anticipate the need for future borrowings in excess of such limitations. Subsequent to the completion of the note financing, the Company also negotiated new unsecured bank lines of credit which, among other changes, removed the restrictions as to amounts that may be distributed from subsidiaries to Tech-Sym Corporation. At September 30, 1994, the Company had unused committed lines of credit which aggregated $24,400,000.

After working capital, the chief use of the Company's funds has
normally been capital expenditures.   Capital expenditures for
property, plant and equipment were $5,847,000 and $4,666,000 for the nine months ended September 30, 1994 and 1993, respectively.

Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                       Comparison of       Comparison of
                        Three Months         Nine Months
                      Ended September 30,  Ended September 30,
                          1994 and 1993       1994 and 1993
                      -----------------------------------------
                                     Increase(Decrease)
                                   (stated in thousands)
   Sales                       $7,256              $2,123
   Costs and expenses          (6,801)                953
   Income before income taxes     455               1,170
   Provision for income taxes    (165)              (365)
   Net income                  $  620              $1,535
                                =====               =====
                                     7

Comparison of Three Months Ended September 30, 1994 and 1993:

Sales for the quarter ended September 30, 1994 increased 16% while costs and expenses increased 17% which resulted in an increase in income before income taxes of 11%. The increase in sales for the quarter as compared to the same quarter a year ago was primarily the result of increased sales in the defense system area ($2,568,000 or 19%) and increased sales in the communication area ($2,022,000 or 11%). Additionally, the acquisition of Anarad, Inc. effective July 8, 1994 contributed $2,920,000 to sales in the third quarter of 1994. The sales of seismic survey systems products for the quarter were essentially the same as last year.

Cost of sales increased 26% due to the sales increase in product lines that carry less gross margin. Selling, general and administrative expenses increased 6% which compares very favorably to the 16% increase in sales.

Company sponsored product development increased 11% for this quarter primarily due to an increase in the cost of development programs in the seismic survey systems area. Interest expense increased slightly due to larger average borrowings for the quarter ended September 30, 1994 as compared to the quarter ended September 30, 1993. Interest and other income increased substantially, primarily due to unused sales credits granted to a customer for exchanged equipment who has since gone out of the seismic business. A lower effective tax rate also contributed to the increase in net income. See Note 4 of the Notes to the Consolidated Financial Statements contained on pages 5 and 6 of this report for information on income taxes.


Comparison of Nine Months Ended September 30, 1994 and 1993:

Sales for the nine months period ended September 30, 1994 increased 2% while costs and expenses increased 1% for the same period. This resulted in an increase of 10% in income before income taxes. The increase in sales was attributable to the acquisition of Anarad, Inc. as explained above while the rest of the product groups were essentially the same as last year.

Cost of sales increased 4% as compared to the 2% increase in sales while selling, general and administrative expenses were
essentially the same as last year.   Company sponsored product
development increased 14%, interest expense decreased 7% and interest and other income was considerably higher for the 1994 period when compared to the like period of 1993. These changes were primarily due to the same reasons discussed above for the quarterly comparison.
                                     8

Environmental Matters:

On October 31, 1994, the Company received notice that it has been named by the United States Environmental Protection Agency ("EPA") as one of the potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Super Fund Amendments and Reauthorization Act of 1986, regarding property at the Leeds Silver Reclamation site in Leeds, Washington County, Utah. The EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its potential share of associated clean-up costs. The Company has not determined whether it is liable for such costs nor whether contribution from other parties and/or insurance proceeds may be available to offset any amounts due.

                                     9

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 18, 1994, the Company received notice that Thomcast A.G. ("Plaintiff") commenced an action in the United States District Court for the Northern District of Alabama, Southern Division, alleging that Continental Electronics Corporation ("CEC"), a wholly-owned subsidiary of the Company, and Eternal Word Television Network, Inc., a customer of CEC, have infringed and are infringing two claims of United States Patent No. 4,560,944 (the "Patent") assigned to Thomcast A.G. The Plaintiff is seeking in such suit (i) an injunction against further infringement, (ii) an unspecified amount of compensatory and exemplary damages together with interest and costs, and (iii) an award of attorney's fees and costs of suit.

On November 3, 1994, CEC commenced an action for declaratory judgment in the United States District Court for the Northern District of Texas against Thomcast A.G. CEC is seeking in such suit (i) a declaration by the Court that CEC has not infringed any of the claims of the Patent, (ii) a declaration by the Court that the claims of the Patent are invalid and unenforceable, and (iii) an award of attorney's fees and costs.

On November 7, 1994, CEC filed a motion to transfer the case pending in the Northern District of Alabama to the Northern District of Texas. If the motion is granted and the action transferred, the case could be consolidated with the action for declaratory judgment filed by CEC.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 1994.

                                     10

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TECH-SYM CORPORATION
                                         Registrant


Date:  November 10, 1994      /s/  Wendell W. Gamel
                                   Wendell W. Gamel, Chairman of
                                   the Board and President


Date:  November 10, 1994      /s/  Ray F. Thompson
                                   Ray F. Thompson, Vice-
                                   President, Treasurer,
                                   Controller and Chief
                                   Financial Officer