Form 10-K405
TECH SYM CORP
filed 1995-03-30
CIK 96669

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-4371

                              TECH-SYM CORPORATION
             (Exact name of registrant as specified in its charter)

            NEVADA                                     74-1509818
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     10500 WESTOFFICE DRIVE
          HOUSTON, TEXAS                                  77042
(Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 785-7790

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                                           Name Of Each Exchange
           Title Of Each Class                             On Which Registered
-------------------------------------------------        -----------------------
COMMON STOCK (PAR VALUE $.10 PER SHARE)AND COMMON        NEW YORK STOCK EXCHANGE
STOCK PURCHASE RIGHTS (THE RIGHTS ARE NOT CURRENTLY
EXERCISABLE OR TRANSFERABLE  APART FROM THE
COMMON STOCK)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 13, 1995, 5,756,628 shares of the registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $122,874,500 (based on the closing sales price published in THE WALL STREET JOURNAL reports of New York Stock Exchange Composite Transactions on March 13, 1995).

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the Part of the Form 10-K specified herein: (1) Annual Report to Shareholders for 1994 (to the extent set forth in Parts I and II of this Annual Report); and
(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1995 (to the extent set forth in Part III of this Annual Report).

                                     PART I

                                ITEM 1. BUSINESS
GENERAL

                  Tech-Sym Corporation (the "Company" or "Registrant") is a diversified electronics engineering and manufacturing company primarily involved in the design, development, and production of products used for communications, seismic exploration for hydrocarbons, defense systems, and environmental monitoring.

                  The Company, incorporated in Nevada in 1944, is headquartered in Houston, Texas. The Company operates through seven principal subsidiaries:
Anarad, Inc. ("Anarad") located in Santa Barbara, California; Continental Electronics Corporation ("Continental") located in Dallas, Texas; Enterprise Electronics Corporation ("EEC") located in Enterprise, Alabama; Metric Systems Corporation ("Metric") located in Fort Walton Beach, Florida; Syntron, Inc. ("Syntron") located in Houston, Texas; Tecom Industries, Incorporated ("Tecom") located in Chatsworth, California; and TRAK Microwave Corporation ("TRAK") located in Tampa, Florida. The business of the Company is conducted as one segment comprised of four product areas.

                  COMMUNICATIONS. The communications products include microwave components, radio transmitters, and antennas.

                  The microwave components and subsystems are used by customers to make communications and radar products. Microwave components include energy sources (oscillators and amplifiers), frequency multipliers, filters, ferrite isolators and circulators, and a broad range of passive components for modulation and control of microwave energy. Microwave subsystems consist of synthesizers, frequency converters, and microwave assemblies. These microwave components and subsystems are used in such areas as wireless communications, satellite communications, aircraft instruments, radars, electronic warfare systems, and industrial microwave heating and cooking. Original equipment manufacturers purchase these products to integrate into systems.

                  Radio transmitter products include a complete line of transmitters and related equipment for the radio broadcast industry such as high power transmitters for use in the "short" and "medium" wave frequency bands as well as transmitters that operate at the radio broadcast frequencies commonly referred to as "AM" and "FM". High power radio frequency energy sources such as large particle accelerators are also made for medical and physics research installations. Communications and radar equipment for U.S. and foreign defense agencies have also been designed and manufactured. Customers include the commercial radio broadcast industry, private and government agencies that operate radio broadcast stations, and organizations or government funded operations that engage in scientific research.

                  In 1994, the Company acquired majority ownership interest of a business in Santiago, Chile, that designs and manufactures solid state AM transmitters. The Company plans to offer the solid state AM transmitters for sale in North America, and the Chilean business will support the sale and maintenance of the Company's transmitters in South America.

                  Also in 1994, the Company entered into a joint manufacturing agreement with the Ministry of Film, Radio, and Television in the People's Republic of China. The agreement provides for the manufacture of FM and shortwave broadcast transmitters at the Company's facility in Dallas as well as in Beijing.
                                      -1-

                  The Company's antennas include log periodic antennas, horns, broadband dish and feed assemblies, and broadband omnidirectional antennas used for wireless voice and data communication, satellite communication, surveillance, and range instrumentation. The Company also supplies antennas, controllers, and rotators for information gathering by the U.S. surveillance community and high power antennas for jamming enemy radars during electronic warfare missions. Telemetry tracking systems and microprocessor-based antenna controllers are sold to the U.S. for use on test and training ranges. The Company has also designed, manufactured, and independently tested antennas for air and land mobile satellite communications systems.

                  SEISMIC EXPLORATION. The Company designs and manufactures products that acquire, digitize, transmit, record, display, and analyze acoustic energy produced on the surface by air guns, dynamite, or other sound sources and reflected from underground or subsea geologic formations. After the stored data is processed, potential locations of hydrocarbon deposits can be determined. With the advent of more powerful computers, three dimensional ("3-D") seismic surveys have become more routine. The 3-D surveys result in higher resolution than two dimensional surveys and the success rate of oil and gas wells based on 3-D surveys is much greater. The demand for the Company's seismic equipment has increased with the demand for 3-D surveys.

                  Principal seismic products include the SYNTRAK 480(R) Digital Streamer System consisting of one to sixteen arrays, each up to 6,000 meters in length, containing sensors, electronic modules, and conductors. As the arrays are towed behind a boat, the acoustic energy is collected by the sensors, digitized and transmitted via a patented, low power telemetry communications scheme through the towed cable array to the boat. Once on board, the data is saved on magnetic tape by the Company's high-speed shipboard recording system.

                  A related product is the Ocean Bottom Cable which is placed on the ocean floor instead of towed behind a boat. It is used in shallow water, congested areas, and transition zones where large seismic vessels cannot operate. It can also be used to monitor a reservoir as hydrocarbons are removed.

                  Both the SYNTRAK 480(R) system and the Ocean Bottom Cable are being upgraded to integrate the latest technology. The amount of seismic data acquired will be increased by the use of 24-bit integrated circuits and the volume of the modules reduced 60% through the use of hybrid technology to combine most of the discrete components. The upgraded products are scheduled for deployment in 1995.

                  Another seismic product recently introduced is the PolySeis(TM) system which the Company has developed with partial funding from the INSTITUTE FRANCAIS DU PETROLE. The PolySeis(TM) system is a modular radio and/or wireline telemetry seismic data acquisition system that can be easily configured by the user for most land or transition zone needs. The system is specifically adaptive to the unique requirements associated with exploration in transition zones or in areas that are inaccessible or difficult to reach such as lakes, swamps, or mountainous areas.

                  The Company maintains operations for the design, manufacture, and repair of seismic cables in England, Singapore, and Houston, the latter of which was acquired from Digicon, Inc., in 1994. The ability to design, manufacture and repair seismic cables enhances the Company's quality control over critical processes and its ability to provide needed services to its customers worldwide.

                  In an effort to expand the product line from exploration into oil and gas production, the Company has used its expertise in designing marine electronic systems to manufacture multiplexed, hydro-hydraulic control pods and advanced acquisition systems for offshore drilling. It is expected that these computer controlled data and control systems will replace or augment old hydraulic control systems currently used on offshore drilling rigs as the rigs are replaced or overhauled.
                                      -2-

                  DEFENSE SYSTEMS. The principal defense systems products include shipboard electronics, airborne training systems, range instrumentation systems, and mechanical systems.

                  The Company first became involved in shipboard electronics in 1979, when it received a contract for the design, development, and qualification testing of electronic control, monitoring, and power distribution equipment for the U.S. Navy's Vertical Launching System (VLS). Upon successful completion of this development effort, full scale production was initiated and has been continuous since. Utilizing the expertise gained during the VLS development effort, the Company expanded its business operations in this area to include subsystems for the AN/SQQ-89 Surface Anti-Submarine Warfare Combat System, firing mechanisms for the submarine launched Tomahawk and Trident missiles, and radar cable assemblies for the AEGIS weapon system. In 1994, the Company acquired the Switchboard Systems Division of Ferranti Technologies, Inc., which produces electronic power switching and intercommunications equipment primarily for U.S. Navy ships.

                  The airborne training systems consist of pods which are attached to aircraft to collect data on the position, altitude, flight characteristics, and weapons systems of the aircraft during simulated combat. The data inputs are sent via telemetry to ground instrumentation equipment for display, debriefing, and subsequent analysis by the participants. Under a contract awarded in 1994, the Company is producing airborne and ground equipment utilizing Global Positioning Systems (GPS) receivers to precisely locate and track aircraft operated on the training ranges. The use of this equipment will reduce the government's cost of operating Air Combat Maneuvering Instrumentation
(ACMI) ranges since manned radar tracking sites and other equipment will become unnecessary.

                  The Company also designs and manufactures transportable radar systems used on military training ranges to replicate foreign military radars that control surface-to-air missiles (SAMs) and anti-aircraft artillery fire. These systems are used to train aircrews on defensive maneuvers and to test the effectiveness of electronic countermeasures.

                  The mechanical systems designed and manufactured by the Company include antenna support structures for large communications antennas, custom containers with environmental controls for sensitive electronics equipment such as satellites and missiles, and aircraft launcher rail assemblies for the AMRAAM missile. The Company has also developed and manufactures air cargo systems for airborne supply operations including on-board cargo roller/restraint systems, air-drop platforms, and cargo handling equipment for many types of aircraft.

                  The Company manufactures a variety of other systems including memory expansion equipment for the FAA's air traffic control Interim Update Plan, TOW missile launchers used on the U.S. Army's Bradley Fighting Vehicle, custom automated test equipment for a variety of electronic equipment, and radar surveillance systems.

                  ENVIRONMENTAL MONITORING. Products in this area include weather radar and display systems as well as gas analyzers and continuous emissions monitoring systems.

                  Meteorological agencies and television broadcasters use the Company's Doppler weather radars to forecast weather and provide severe weather warnings. The Doppler process measures both reflectivity and velocity of rain droplets and is used to detect, quantify and display precipitation intensity, velocity, and turbulence. It is extremely helpful in analyzing severe weather conditions such as hurricanes, tornadoes, thunderstorms, and wind shear. EEC has coupled the high performance Doppler radar with sophisticated data processing systems. These range from low-cost PC-based display and control systems through UNIX platform mid-range systems to larger scientific systems utilizing Hewlett Packard, IBM and the DEC-Alpha type computers and software.

                  With the development of powerful data processing systems known as Weather Windows(R) and EDGE(R) (Enterprise Doppler Graphics Environment), the products give meteorologists automated radar control as well as enhanced meteorological displays and image processing capabilities. The systems can be integrated into a network to obtain accurate weather information for a large geographic area. More than 600 weather radars have been installed in more than 60 countries.

                  Gas analyzers and continuous emissions monitoring systems
(CEMs) which incorporate microprocessor-based analytical instruments are designed and manufactured by a subsidiary acquired by the Company in 1994. The equipment is used to determine the amounts of certain chemicals, toxic vapors, and specific pollutants in the air. Analyzers produced by the Company include infrared, ultraviolet, chemiluminescent, paramagnetic, and electrochemical technologies utilized in various configurations, depending upon the measurement characteristics of a particular process.

                  Passage of the U.S. Clean Air Act created significant requirements for the measurement of designated hazardous air pollutants. This Act requires industrial sources to install monitoring instrumentation to sample the pollutants being emitted. In response, many other countries around the globe are enacting similar laws. The Company has experience meeting EPA regulations and offers Fourier transform infrared (FTIR) technology which has the unique capability of measuring practically all airborne chemicals in virtually any combination.


GOVERNMENT CONTRACTS

                  Sales under contracts with or for the United States Government accounted for $81.9 million or 41% of the Company's sales in 1994. Most of the Company's Government contracts are fixed-price contracts. Under this type of contract, the price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except that adjustments are made for costs incurred due to contract changes ordered by the Government. Cost overruns incurred in connection with fixed-price contracts, particularly those involving engineering and development, could substantially reduce the Company's profitability or cause losses.

                  Government contracts may be terminated for the convenience of the Government at any time the Government believes that such termination would be in its best interests. Under contracts terminated for the convenience of the Government, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. Under the Truth in Negotiations Act, the Government has a right for three years after final payment on substantially all negotiated Government contracts to examine all the Company's cost records with respect to such contracts in order to determine whether the Company used and made available to the Government, or to the prime contractor in the case of a subcontract, accurate, complete and current cost or pricing information in preparing bids and conducting negotiations on the contracts or any amendments thereto.

                  The Company recognizes revenue under its Government contracts on the percentage of completion method generally measured by the percentage of total costs incurred to date to estimated total costs for each contract. Estimated losses on contracts are provided for in full when they become apparent. Provided the job is on schedule, the Company normally recovers most of its costs on large contracts under a progress payment system whereby 80% to 85% of its allowable costs incurred in performing the contract, including applicable indirect costs such as general and administrative expenses, may be collected from the Government on a current basis, while related profit, if any, is billable only upon completion of the contract, or in certain instances, as delivery of units is made. The Company and Government representatives closely monitor the Company's performance against the overall budget of cost and profit for a job as the job progresses. Revisions of a budget may occur during the course of the work for many reasons, including increases or decreases in the scope of the work, change orders and funding adjustments, as well as for the Company's performance against such budget. Budget revisions forecasting profit reductions are recorded by the Company on a current basis, whereas forecasted profit increases are recorded over the remaining period of performance.

                  The Company believes that business done under Government contracts differs from ordinary commercial contracts in certain other ways. Capital requirements tend to be smaller because of the progress payment system. There is no significant bad debt loss risk and, in general, receivables are paid promptly. The Company has also found that, in the case of Department of Defense contracts, the contract dispute procedures are well defined and generally permit expeditious and inexpensive resolutions of contract problems.


COMPETITION AND BUSINESS CONDITIONS

                  The Company faces significant competition in most aspects of its business. Its principal competitors in each area of its activities include corporations with substantially greater assets and access to larger financial resources than the Company. The Company's products are of a highly technical nature and involve the use of techniques and materials similar to those used by its competitors. The principal competitive factors with respect to the Company's products are technological innovation, product quality, price, adherence to delivery schedules and product reliability. A significant portion of the Company's sales are made under Government contracts awarded on the basis of competitive proposals. In addition to price, the factors involved in the award of such contracts include the quality of the proposal and reputation of the bidder. While the Company faces competition with respect to each of its product lines, the Company believes it is a principal supplier of meteorological radars to both foreign and domestic government agencies and commercial users and of marine seismic survey systems to the petroleum industry.

                  Demand for many of the products sold by the Company is dependent on the level and nature of the nation's defense expenditures. See "Other Information" included in Management's Discussion and Analysis set forth on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which information is incorporated herein by reference. The defense-related electronic systems and components manufactured by the Company are sold primarily to the United States armed forces, defense contractors, and foreign countries for military and training use. General increases or decreases in the level of defense appropriations tend to affect demand for defense-related products, but do not necessarily have a corresponding effect on demand for the specialized products manufactured by the Company. Due to the process by which appropriations and contracts are approved for defense projects, it is common for the Company to experience delays in the receipt of anticipated orders, which can adversely affect operating results by shifting operating revenues from one period to another. Because most of the Company's defense-related contracts are awarded on a fixed-price basis, cost overruns can affect the Company's profitability.

MARKETING AND CUSTOMERS

                  The Company's products are primarily marketed directly by the sales force of each of its operating subsidiaries, with the assistance of domestic and international independent technical sales representatives who receive commissions on their sales. The principal customers for the communications products include the United States Government (primarily the armed services), government contractors, communication equipment manufacturers, radio broadcast companies and organizations, and research organizations. The seismic exploration customers include independent seismic survey contractors and national oil companies. The defense systems products are sold to the armed forces of the United States and foreign governments, government contractors, and aircraft manufacturers. Environmental monitoring products are sold to government and commercial weather services, television stations, airports, utility companies, incinerators, and industrial plants.

                  The Company's largest customer is the United States Government, its agencies and contractors, whose purchases accounted for approximately 41% of the Company's consolidated sales in 1994. Of that amount, approximately 96% was attributable to purchases by the Department of Defense and its contractors. The loss of these Government contracts would have a material adverse effect on the Company as a whole. Contracts with or for the United States Government and most prime contractors may be terminated by the Government at will. See "Government Contracts." The Company has not, however, experienced any significant problems with contract cancellations.

                  One of the government contractors is Martin Marietta Corporation. In 1993, Martin Marietta Corporation acquired the business of General Electric Aerospace Operations Division. For the years ended December 31 of 1992, 1993, and 1994, the combined sales to these customers accounted for 12.9%, 11.5% and 9.9% of the Company's consolidated revenues. The loss of the combined business from Martin Marietta Corporation would have a material adverse effect on the Company and its subsidiaries taken as a whole.

PRODUCT DEVELOPMENT

                  Information concerning the amount spent during each of the last three years on Company-sponsored research and development activities is set forth in the Company's "Consolidated Statement of Income" on page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which information is incorporated herein by reference. Certain of the Company's research and development activities are undertaken pursuant to Government contracts and subcontracts. The costs incurred under these contracts for product research and development are charged to cost of sales, rather than to product development costs.

PATENTS

                  Although TRAK, Tecom, Continental and Syntron hold a number of United States and foreign patents, the Company believes that its business is not materially dependent upon the protection afforded by patents, but primarily upon the experience and continued creative skills of its personnel. In many cases, because of rapidly changing technology and the need for confidentiality, the Company does not seek to obtain patents.

BACKLOG

                  The backlog of unshipped orders was $108,194,000 and $121,293,000 as of December 31, 1993 and 1994, respectively. The backlog as of such dates which was reasonably expected to be filled within twelve months of such date was $94,051,000 and $104,402,000, respectively.

                  The backlog figures include only the sales value of the equipment or products for which the Company has received orders it believes to be firm. Contracts with or for the United States Government and most prime contractors may be terminated by the Government at will. See "Government Contracts." The Company has not, however, experienced any significant problems with contract cancellations.

MATERIALS AND SUPPLIES

                  The Company's operations require a wide variety of electronic and mechanical components and raw materials. Each of these items is available from several commercial sources. The Company does not depend on any single source for a significant portion of its supplies.

                                      -6-
ENVIRONMENTAL PROTECTION

                  As previously reported, the Company received notice on October 31, 1994, that it has been named by the Environmental Protection Agency ("EPA") as one of the potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Super Fund Amendments and Reauthorization Act of 1986, regarding property at the Leeds Silver Reclamation site in Leeds, Washington County, Utah. According to EPA documents, the estimated cost of remediation is $579,000. Based on documents received to date, the Company believes that most, if not all, of the hazardous materials involved at the site were placed there after the Company sold the property in 1977.

                  No material effect on the operations of the Company is presently anticipated in the compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and the Company does not expect to make any material capital expenditures in the next year in order to comply with any such provisions.

EMPLOYEES
                  As of December 31, 1994, the Company employed a total of 1,988 persons. None of the Company's employees is represented by a labor union.

PRODUCT LINE SALES

                  Information concerning the Company's product line sales is set forth under the caption "Product Line Sales" on page 20 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which information is incorporated herein by reference.

EXPORT SALES

                  Information concerning the Company's export sales is set forth in Note 12 of the Notes to Consolidated Statements contained in the Company's Annual Report to Shareholders for the year ended December 31, 1994, which information is incorporated herein by reference.

                               ITEM 2. PROPERTIES

                  The Company's corporate headquarters are located in Houston, Texas, in a company-owned building. The Company, through its Tech-Sym Management Corporation subsidiary, occupies approximately 7,500 square feet of the 20,000 square foot building. Approximately 7,500 square feet of the building is leased to third parties, with the remainder of the building available for lease or expansion.

                  Metric's electronic systems manufacturing operations are conducted from office and plant facilities comprising a total of 226,000 square feet located on three tracts totaling 38 acres owned by the Company in Fort Walton Beach, Florida. Metric also leases 30,000 square feet of manufacturing, office and storage space in several nearby facilities. Its Sumter, South Carolina, operation leases 35,000 square feet for fabrication and assembly operations.
                                      -7-

                  EEC's meteorological radar manufacturing operations are conducted from office and plant facilities comprising 43,000 square feet located on an 11 acre tract owned by the Company in Enterprise, Alabama.

                  The electronic components manufacturing operation conducted by the Company's TRAK subsidiary consists of office and plant facilities located on ten acres owned by TRAK in Tampa, Florida, with combined square footage of approximately 123,000 square feet. TRAK'S subsidiary, TRAK Microwave Limited, leases plant and office facilities totaling 45,500 square feet in Dundee, Scotland, of which a 5,500 square foot facility is available for sub-lease.

                  Tecom's antenna manufacturing operations are conducted in a 50,000 square foot leased facility located in Chatsworth, California.

                  Syntron's seismic survey systems operations are conducted from company-owned facilities comprising 81,000 square feet located on a 15.2 acre tract and leased facilities totalling 85,000 square feet, in Houston, Texas. Syntron's European subsidiary, Syntron Europe Limited, operates from a 52,000 square foot office and plant facility on a 2.8 acre tract owned by the Company in Derbyshire, England. Syntron's Asian subsidiary, Syntron Asia Pte. Ltd., has leased a 1.4 acre tract in Singapore and operates from a 33,300 square foot office and plant facility it constructed on the site.

                  The manufacturing operations for Continental's high power energy sources are conducted from office and plant facilities comprising 160,000 square feet on a 14 acre tract owned by the company in Dallas, Texas. Continental also leases an 80,000 square foot building on a 4 acre tract contiguous to the Continental property. Continental-Lensa S.A. of Santiago, Chile, leases 5,400 square feet for its assembly operations.

                  Anarad's emission monitoring manufacturing operations are conducted in two facilities totalling 30,000 square feet leased in Santa Barbara, California.

                  The Company is the developer of a 9,000 acre residential/recreational project located near Concho, Arizona, in which Lake Investment Company, a wholly-owned subsidiary of the Company, owns a 100% interest. Approximately 900 acres of this development remains unsold. The Company intends to continue its efforts to liquidate its real estate operations and to use the proceeds in its manufacturing operations.

                  Certain of the facilities of the Company and its subsidiaries are subject to mortgage debt as set forth in Note 6 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the year ended December 31, 1994, which information is incorporated herein by reference.

                           ITEM 3. LEGAL PROCEEDINGS

                  As previously reported, the Company received notice on October 18, 1994, that Thomcast A.G. ("Thomcast") commenced an action in the United States District Court for the Northern District of Alabama, Southern Division, alleging that Continental Electronics Corporation ("Continental"), a wholly-owned subsidiary of the Company, and Eternal Word Television Network, Inc., a customer of Continental, have infringed and are infringing two claims of United States Patent No. 4,560,944 (the "Patent") assigned to Thomcast. Continental's motion to transfer the case to the Northern District of Texas was denied and Continental voluntarily dismissed its declaratory action in that court.
                                      -8-

                  Thomcast has stated that its damages cannot presently be ascertained, but has computed its alleged damages on past sales at approximately $6,500,000 and has requested treble damages, prejudgment interest, costs and attorneys' fees. Although the Company believes it has meritorious defenses to such claims, it cannot predict the ultimate resolution of this matter. Trial on the matter is scheduled to occur after May 1, 1996.

                  There are various other lawsuits and claims pending against the Company's subsidiaries. In the opinion of Tech-Sym's management, based in part on advice of counsel, none of these actions will have a material adverse effect on the consolidated financial position of the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted during the fourth quarter of 1994 to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                 ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information concerning the current executive officers (as defined by the Securities and Exchange Commission rules) of the Company. These officers serve at the discretion of the Board of Directors of the Company and of various subsidiaries of the Company, as the case may be.

     NAME                   AGE                   POSITIONS

Wendell W. Gamel            65     Chairman of the Board, President and Director
                                   of the Company and officer and director of various subsidiaries of the Company

Coy J. Scribner             63     Vice President and Director of the Company,
                                   President and Director of Metric, and
                                   Chairman of the Board of EEC

Ray F. Thompson             58     Vice President, Treasurer, Controller and
                                   Chief Financial Officer of the Company and officer and director of various subsidiaries of the Company

J. Rankin Tippins           42     Secretary and General Counsel of the Company
                                   and officer and director of various
                                   subsidiaries of the Company

O. Dale Burris              58     President of TRAK Microwave Corporation

Robert M. McDonald          64     President of Continental Electronics
                                   Corporation

Richard F. Miles            46     President of Syntron, Inc.

                                      -9-

                  There are no family relationships between any of the above persons. Executive officers are elected annually by the Board of Directors of the Company or a wholly-owned subsidiary of the Company, as the case may be, at their respective meetings of directors held immediately following the annual meeting of shareholders for such Company, to serve for the ensuing year or until their successors have been elected. The annual meeting of shareholders of the Company is normally held in April of each year and the annual meeting of each of the Company's principal subsidiaries, including Metric, TRAK, Syntron, and Continental, are held in June of each year. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

                  Mr. Gamel has been Chairman of the Board and President of the Company for more than the past five years. Mr. Gamel has served as a director of the Company continuously since 1966.

                  Mr. Scribner has been Vice President of the Company, President and a director of Metric, and Chairman of the Board of EEC, for more than the past five years. He has been a director of the Company continuously since 1983.

                  Mr. Thompson has been Treasurer, Controller and Chief Financial Officer of the Company for more than the past five years. In February of 1993, he was elected to the additional office of Vice President of the Company.

                  Mr. Tippins was elected Secretary and General Counsel of the Company effective January 1, 1991, after serving for two years as Assistant Secretary and Associate General Counsel.

                  Mr. Burris has served as President of TRAK for more than the past five years.

                  Mr. McDonald was elected President of Continental on September 29, 1990. For two years prior to that date, he was the General Manager of the Continental Electronics Division of Varian Associates, Inc. (the predecessor of Continental).

                  Mr. Miles was elected President of Syntron on January 29, 1990. He had been General Manager of Geosource Marine starting in 1984 and, when Halliburton Geophysical Services (HGS) acquired Geosource Marine in 1988, he became the Manager of the HGS North America Marine and Central Marine Support and was employed in that capacity until his association with Syntron in 1990.

                                    PART II

                  The information called for by Items 5 through 8, inclusive, of
Part II of this form is contained in the following sections of the Company's Annual Report to Shareholders for 1994, which sections are incorporated herein by reference:

                                                 CAPTION AND PAGE OF
                                                   ANNUAL REPORT

Item 5.  Market for Registrant's       "Stockholder and Market Information";
         Common Equity and             page 37
         Related Stockholder
         Matters.
                                      -10-

Item 6.  Selected Financial Data       "Selected Financial Data"; page 17

Item 7.  Management's Discussion       "Management's Discussion and Analysis of
         and Analysis of               Financial Condition and Results of
         Financial Condition and       Operations"; pages 18 - 21, inclusive
         Results of Operations

Item 8.  Financial Statements          Tech-Sym Corporation and Subsidiaries
         and Supplementary Data        Consolidated Financial Statements; pages
                                       22 through 36, inclusive

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

                  There were no such changes or disagreements.

                                    PART III

                  The information called for by Items 10, 11, 12 and 13 of Part III of this form (other than the information required by Item 10 with respect to executive officers which has been included in Part I above as Item 4A) is contained in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 25, 1995. Such information has been filed with the Securities and Exchange Commission and is incorporated herein.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1)      FINANCIAL STATEMENTS

                           A list of the financial statements incorporated
                  herein by reference is set forth in the Index to Financial Statements and Schedules submitted as a separate section of this report.

                  (2)      FINANCIAL STATEMENT SCHEDULES

                           A list of the financial statement schedules included
                  herein is contained in the accompanying Index to Financial Statements and Schedules.

(3)       EXHIBITS

                  The following documents are included as Exhibits to this report. An asterisk (*) before an Exhibit number denotes that such Exhibit has been incorporated by reference to the registration statement or report specified in the brackets thereafter.

*3(a)     Articles of Incorporation of Registrant, as amended [Registrant's 10-K
          (1989), SEC File No. 1-4371, Exhibit 3(a)]

*3(b) By-Laws of Registrant, as amended [Registrant's 10-K (1993), SEC File No. 1-4371, Exhibit 3(b)]

*4(a) Amended and Restated Rights Agreement dated as of June 1, 1988, between the Registrant and Continental Stock Transfer and Trust Company, as rights agent, relating to Common Stock Purchase Rights [Registrant's 10-K (1993), SEC File No. 1-4371, Exhibit 4(a)]

*4(b) Note Agreement dated as of March 1, 1989, between the Registrant and Principal Mutual Life Insurance Company et al with respect to $20,000,000 principal amount of 10.28% Senior Notes due March 1, 2001 (excluding attachments) [Registrant's 10-K (1988), SEC File No. 1-4371, Exhibit 4(b)]

*4(c) 10.28% Note dated March 14, 1989, of Registrant due March 1, 2001 in the principal amount of $12 million and issued to Principal Mutual Life Insurance Company [Registrant's 10-K (1988), SEC File No. 1-4371,
          Exhibit 4(c)]

*4(d) 10.28% Note dated March 14, 1989, of Registrant due March 1, 2001 in the principal amount of $5 million and issued to Crown Life Insurance Company [Registrant's 10-K (1988), SEC File No. 1-4371, Exhibit 4(d)]


*4(e) 10.28% Note dated March 14, 1989, of Registrant due March 1, 2001 in the principal amount of $2 million and issued to Guarantee Mutual Life Company [Registrant's 10-K (1988), SEC File No. 1-4371, Exhibit 4(e)]

*4(f) 10.28% Note dated March 14, 1989, of Registrant due March 1, 2001 in the principal amount of $1,000,000 and issued to Security Mutual Life Insurance Company [Registrant's 10-K (1988), SEC File No. 1-4371,
          Exhibit 4(f)]

*10(a) 1980 Stock Option Plan of Registrant [Registration Statement No. 2-68084, Exhibit 1.1]

*10(b) First Amendment to 1980 Stock Option Plan of Registrant dated February 23, 1982 [Registration Statement No. 2-77742, Exhibit 10(b)]

*10(c) Second Amendment to 1980 Stock Option Plan of Registrant dated February 17, 1983 [Registration Statement No. 2-87064, Exhibit 10(c)]

*10(d) 1990 Stock Option Plan of Registrant [Registration Statement No. 33-38208, Exhibit 28.1]

*10(e) 1990 Stock Option Plan, as amended, effective February 21, 1991 [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(e)]

*10(f) 1990 Stock Option Plan, as amended, effective February 17, 1994 [Registration No. 33-56535, Exhibit 4.1]

*10(g) Written description of incentive bonus compensation plan effective February 20, 1992 [Registrant's 10-K (1991) SEC File No. 1-4371,
          Exhibit 10(f)]

*10(h) Deferred Compensation Agreement dated January 1, 1978, between the Registrant and Robert E. Moore with attached Amendments through January 1, 1991 [Registrant's 10-K (1990) SEC File No. 1-4371, Exhibit 10 (g)]

*10(i) Consulting Agreement dated January 1, 1981, between TRAK Microwave Corporation and Rollin J. Sloan [Registration Statement No. 2-87064,
          Exhibit 10(p)]

*10(j) First Amendment to Consulting Agreement dated January 1, 1984, between TRAK Microwave Corporation and Rollin J. Sloan [Registrant's 10-K
          (1983), SEC File No. 1-4371, Exhibit 10(t)]

*10(k) Second Amendment to Consulting Agreement dated January 1, 1986, between TRAK Microwave Corporation and Rollin J. Sloan [Registrant's 10-K (1985), SEC File No. 1-4371, Exhibit 10(cc)]

*10(l) Third Amendment to Consulting Agreement dated December 10, 1987, between Registrant and Rollin J. Sloan [Registrant's 10-K (1987), SEC File No. 1-4371, Exhibit 10(cc)]

*10(m) Consulting Agreement dated January 1, 1988, between Registrant and Robert E. Moore [Registrant's 10-K (1987), SEC File No. 1-4371,
          Exhibit 10(dd)]

*10(n) Form of Director's Stock Option Agreement dated February 20, 1986, entered into between Registrant and Keith R. Beeman (4,000 shares), Christopher C. Kraft, Jr. (1,000 shares), Walter B. Putnam (10,000 shares), and Joal A. Teresko (5,000 shares) [Registrant's 10-K (1986), SEC File No. 1-4371, Exhibit 10(kk)]

*10(o) Form of Director's Stock Option Agreement dated as of December 10, 1987, entered into between Registrant and Keith R. Beeman (5,000 shares), A. A. Gallotta, Jr. (5,000 shares), Christopher C. Kraft, Jr. (5,000 shares), and Joal A. Teresko (5,000 shares) [Registrant's 10-K
          (1988), SEC File No. 1-4371, Exhibit 10(ii)]

*10(p) Termination Agreement dated May 1, 1991, between the Registrant and Wendell W. Gamel [Registrant's 10-K (1991) SEC File No. 1-4371,
          Exhibit 10(p)]

*10(q) Termination Agreement dated May 1, 1991, between the Registrant and Coy J. Scribner [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(q)]

*10(r) Termination Agreement dated May 1, 1991, between the Registrant and Ray F. Thompson [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(r)]

*10(s) Termination Agreement dated May 1, 1991, between the Registrant and Richard F. Miles [Registrant's 10-K (1991) SEC File No. 1-4371,
          Exhibit 10(s)]

*10(t) First Amendment to Termination Agreement, dated April 26, 1994, between the Registrant and Richard F. Miles [Registration No. 33-56533, Exhibit 10(s)]

*10(u) Termination Agreement dated May 1, 1991, between the Registrant and J. Rankin Tippins [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(t)]

*10(v) Termination Agreement dated May 1, 1991, between the Registrant and O. Dale Burris [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(u)]

*10(w) Termination Agreement dated May 1, 1991, between the Registrant and Robert M. McDonald [Registrant's 10-K (1991) SEC File No. 1-4371,
          Exhibit 10(v)]

*10(x) Trust Agreement dated June 11, 1991 between the Registrant and Texas Commerce Bank National Association [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(w)]

*10(y) First Amendment dated June 1, 1992, to Trust Agreement dated June 11, 1991, between the Registrant and Texas Commerce Bank National Association [Registrant's 10-K (1992) SEC File No. 1-4371, Exhibit 10(x)]

*10(z) Nonemployee Director Retirement Plan of the Registrant effective January 1, 1992 [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(x)]

*10(aa) Executive Retirement Agreement dated May 1, 1991, between the Registrant and Wendell W. Gamel [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(y)]

*10(bb) Executive Retirement Agreement dated May 1, 1991, between the Registrant and Coy J. Scribner [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(z)]
                                      -14-

*10(cc) Executive Retirement Agreement dated May 1, 1991, between the Registrant and Ray F. Thompson [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(aa)]

*10(dd) Executive Retirement Agreement dated May 1, 1991, between the Registrant and O. Dale Burris [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(bb)]

*10(ee) Executive Retirement Agreement dated July 1, 1991, between Registrant and J. Rankin Tippins [Registrant's 10-K (1991) SEC File No. 1-4371,
          Exhibit 10(cc)]

*10(ff) Executive Retirement Agreement dated April 26, 1994, between the Registrant and Richard F. Miles [Registration No. 33-56533, Exhibit 10(ee)]

13 Pages 17-37 of the Annual Report to Shareholders of Registrant for the year ended December 31, 1994, are included as an Exhibit to this report for the information of the Securities and Exchange Commission, and, except for those portions thereof specifically incorporated by reference elsewhere herein, such pages of the Annual Report should not be deemed filed as a part of this report

21        Subsidiaries of the Registrant

23        Consent of independent accountants

(B)       REPORTS ON FORM 8-K

                  No reports on Form 8-K were required to be filed during the quarter ended December 31, 1994.
                                      -15-

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TECH-SYM CORPORATION

                              By:     /S/  RAY F. THOMPSON
                                           Ray F. Thompson, Vice President,
                                           Treasurer and Controller (Principal
                                           financial officer and principal
                                           accounting officer)
Date:  March 29, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              By:    /S/   WENDELL W. GAMEL
                                           Wendell W. Gamel, Chairman of the
                                           Board, President and Director
                                           (Principal executive officer)

Date:  March 29, 1995

                              By:    /S/   W. L. CREECH
                                           W. L. Creech
                                           Director

Date:  March 29, 1995

                              By:    /S/   A. A. GALLOTTA, JR.
                                           A. A. Gallotta, Jr.
                                           Director

Date:  March 29, 1995

                              By:    /S/   CHRISTOPHER C. KRAFT, JR.
                                           Christopher C. Kraft, Jr.
                                           Director
Date:  March 29, 1995
                                      -16-

                              By:    /S/   ROBERT E. MOORE
                                           Robert E. Moore
                                           Director

Date:  March 29, 1995

                              By:    /S/   COY J. SCRIBNER
                                           Coy J. Scribner
                                           Director

Date:  March 29, 1995

                              By:    /S/   ROLLIN J. SLOAN
                                           Rollin J. Sloan
                                           Director
Date:  March 29, 1995

                              By:    /S/   JOAL A. TERESKO
                                           Joal A. Teresko
                                           Director

Date:  March 29, 1995

                              By:    /S/   CHARLES K. WATT
                                           Charles K. Watt
                                           Director

Date:  March 29, 1995
                                      -17-

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                                                     PAGE IN
                                                                  ANNUAL REPORT*

(a) The following documents are filed as part of this report:

(1)  Financial Statements:
     Consolidated Statements of Income for
      the three years ended December 31, 1994 ......................   22
     Consolidated Balance Sheets at
      December 31, 1994 and 1993 ...................................   23
     Consolidated Statements of Cash Flows for
      the three years ended December 31, 1994 ......................   24
     Consolidated Statements of Changes in
      Shareholders' Investment for the three
      years ended December 31, 1994 ................................   25
     Notes to Consolidated Financial Statements ....................   26
     Quarterly Financial Information (Unaudited) ...................   35
     Report of Independent Accountants .............................   36

                                                                       PAGE
                                                                  IN THIS REPORT
                                                                   ON FORM 10-K
(2)  Financial Statement Schedules:
          Report of Independent Accountants on
           Financial Statement Schedules ...........................   S-2
 VIII     Valuation and Qualifying Accounts and
           Reserves for the three years ended
           December 31, 1994 .......................................   S-3

*Incorporated by reference from the indicated pages of the 1994 Annual Report to Shareholders.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      Report of Independent Accountants on
                         Financial Statement Schedules

To the Board of Directors of
 Tech-Sym Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 23, 1995 appearing in the 1994 Annual Report to Shareholders of Tech-Sym Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Houston, Texas
February 23, 1995
                                      S-2

                     TECH-SYM CORPORATION AND SUBSIDIARIES
         Valuation and Qualifying Accounts and Reserves (Schedule VIII)
                  For the Three Years Ended December 31, 1994

===========================================================================================================================
                                                      (In thousands)
                                 Charged                       Charged                       Charged
                        Balance  to costs                      to costs                      to costs
                          at       and                Balance    and                Balance    and                Balance
                       beginning expenses Deductions  at end   expenses Deductions  at end   expenses Deductions   at end
      Description       of 1992    1992      1992     of 1992    1993      1993     of 1993    1994      1994     of 1994
      -----------       -------    ----   ----------  -------    ----   ----------  -------    ----   ----------  -------
Tech-Sym Corporation and
Consolidated Subsidiaries
-------------------------
Reserves deducted
 from assets:
 Current receivables     $ 609     $  94    $ 549      $ 154     $ 154    $ 171      $ 137     $ 350    $  98      $ 389

 Long-term receivables     149       170      147        172       287      147        312       162      262        212
                           ---       ---      ---        ---       ---      ---        ---       ---      ---        ---
                         $ 758     $ 264    $ 696      $ 326     $ 441    $ 318      $ 449     $ 512    $ 360      $ 601
                           ===       ===      ===        ===       ===      ===        ===       ===      ===        ===

                                      S-3