Form 10-Q
period 1995-03-31
TECH SYM CORP
filed 1995-05-15
CIK 96669

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                            OUTSTANDING AT APRIL 30, 1995
Common Stock, $.10 par value                         5,773,878

                                     INDEX
                                     -----
                                                                        PAGE NO.
                                                                        --------
Part I.  Financial Information:

  Item 1.  Financial Statements

    Consolidated Balance Sheet March 31, 1995
      and December 31, 1994 ....................................           1

    Consolidated Statement of Income and Accumulated
      Earnings for Three Months Ended March 31,
      1995 and 1994 ............................................           2

    Consolidated Statement of Cash Flows for the
      Three Months Ended March 31, 1995 and 1994 ...............           3

    Notes to Consolidated Financial Statements .................          4-5

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ..............          6-7

Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K ....................           8

Signatures .....................................................           8

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
                                              MARCH 31, 1995   DECEMBER 31, 1994
                                              --------------   -----------------
                                                   (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents ................       $  23,046        $  22,703
    Marketable Securities ....................             255              300
    Receivables - net ........................          44,056           41,837
    Unbilled revenue .........................          36,975           34,329
    Inventories ..............................          47,268           42,409
    Other ....................................           5,110            3,808
                                                     ---------        ---------
          Total current assets ...............         156,710          145,386
  Property, plant and equipment - net ........          36,887           36,699
  Long term receivables - net ................           9,428           10,142
  Goodwill and other assets ..................          23,565           23,011
                                                     ---------        ---------
          Total assets .......................       $ 226,590        $ 215,238
                                                     =========        =========
Liabilities
  Current liabilities:
    Notes payable ............................       $  15,772        $  10,985
    Current maturities of long-term debt .....           3,912            3,318
    Accounts payable .........................          15,399           13,232
    Billings in excess of cost and
      estimated earnings on uncompleted
      contracts ..............................           6,256            6,365
    Taxes on income ..........................           5,243            3,074
    Accrued and other liabilities ............          19,413           17,328
                                                     ---------        ---------
          Total current liablilites ..........          65,995           54,302
  Long-term debt .............................          18,626           21,587
  Deferred income taxes ......................             196              196
  Other liabilities ..........................          11,053           12,039
                                                     ---------        ---------
          Total liabilities ..................          95,870           88,124
Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value;
   none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,064,620 and 7,059,870 shares ............             706              706
  Additional capital .........................          35,144           35,063
  Accumulated earnings .......................         106,619          103,523
  Cumulative translation adjustments .........            (735)          (1,164)
  Common stock held in treasury at
   cost (1,307,592 and 1,307,592 shares) .....         (11,014)         (11,014)
                                                     ---------        ---------
          Total shareholders' investment .....         130,720          127,114
                                                     ---------        ---------
          Total liabilities and
           shareholders' investment ..........       $ 226,590        $ 215,238
                                                     =========        =========

The accompanying notes are an integral part of these consolidated financial statements.
                                       1

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                     ---------------------------
                                                        1995             1994
                                                     (stated in thousands except
                                                        for per share amounts)

Sales ...........................................     $ 53,812         $ 43,678
                                                      --------         --------
Costs and expenses:
  Cost of sales .................................       36,197           27,853
    Selling, general and administrative
      expenses ..................................       10,981            9,588
    Company sponsored product
      development ...............................        2,051            1,718
    Interest expense ............................          878              661
    Interest and other (income)
      expense - net .............................         (791)            (380)
                                                      --------         --------
                                                        49,316           39,440
                                                      --------         --------
        Income before income taxes ..............        4,496            4,238
Provision for income taxes ......................        1,400            1,450
                                                      --------         --------
        Net income ..............................        3,096            2,788
Accumulated earnings:
  Beginning of period ...........................      103,523           91,288
                                                      --------         --------
  End of period .................................     $106,619         $ 94,076
                                                      ========         ========
Earnings per common share:
        Net income ..............................     $    .54         $    .48
                                                      ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

Tech-Sym Corporation
Consolidated Statement of Cash Flows
                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                           ---------------------
                                                             1995         1994
                                                           (stated in thousands)
Cash flows from operating activities:
  Net income ..........................................    $ 3,096      $ 2,788
  Adjustments to reconcile net income to net ..........
   cash provided by operating activities:
     Depreciation and amortization ....................      2,483        1,764
     Deferred income taxes ............................
  Change in operating assets and liabilities:
     Receivables ......................................     (2,219)      (2,701)
     Unbilled revenue .................................     (2,646)       1,973
     Inventories ......................................     (4,859)         502
     Accounts payable .................................      2,167          142
     Billing in excess and
      other accrued liabilities .......................      1,976       (1,648)
     Taxes on income ..................................      2,169        1,450
     Long-term receivables - net and other assets .....       (112)         318
     Other - net ......................................     (1,859)      (1,185)
                                                           -------      -------

  Net cash provided by operating activities ...........        196        3,403
                                                           -------      -------
Cash flows from investing activities:
  Capital expenditures ................................     (2,268)      (1,476)
  Sales of investment securities ......................         45          230
  Other investing activities ..........................       (132)        (119)
                                                           -------      -------
  Net cash used for investing activities ..............     (2,355)      (1,365)
                                                           -------      -------
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements ..........................      5,485          151
  Proceeds from long-term debt ........................      1,611          460
  Payments on long-term debt ..........................     (4,675)        (115)
  Proceeds from exercise of stock options .............         81          234
                                                           -------      -------
  Net cash provided by (used for)
    financing activities ..............................      2,502          730
                                                           -------      -------
Net increase in cash and cash equivalents .............        343        2,768
  Cash and cash equivalents at beginning of period ....     22,703       20,317
                                                           -------      -------
  Cash and cash equivalents at end of period ..........    $23,046      $23,085
                                                           =======      =======
Cash flow from operating activities include:
  Interest paid .......................................    $ 1,404      $ 1,172
  Income taxes paid ...................................        281          740

The accompanying notes are an integral part of these consolidated financial statements.
                                       3

Notes to Consolidated Financial Statements

1. The unaudited consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries ("the Company") for the three month period ended March 31, 1995 and 1994 and should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $47,268,000 at March 31, 1995, include raw materials of $19,669,000 and work-in-process and finished goods of $27,599,000.

3. Shares of common stock of the Company have been reserved at March 31, 1995 for issuance as follows:

        39,700 shares for issuance upon exercise of options granted under the 1980 Stock Option Plan of the Company.

        38,600 shares for issuance upon exercise of options granted to nonemployee directors.

        720,020 shares for issuance upon exercise of options granted or to be granted under the 1990 Stock Option Plan of the Company.

        3,277,674 shares for issuance upon exercise of common stock purchase rights granted pursuant to the Company's Common Stock Purchase Rights Plan adopted by the Board of Directors on June 1, 1988.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

    Provision for federal income taxes for the three month period ended March 31, 1995 and 1994 was equivalent to an effective rate of 32% and 34%, respectively, of earnings before income taxes. The difference between the effective rate and the U.S. statutory rate for 1994 is due principally to tax benefits of foreign sales and research and development credits.

                                       4

    Additionally, foreign income taxes were not accrued on certain foreign income due to operating loss carry forwards.

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (5,755,000 and 5,760,000 for the three months ended March 31, 1995 and 1994, respectively).

6. The Company signed a definitive agreement as of May 11, 1995, to acquire all the outstanding shares of CogniSeis Development, Inc., for a total of $20,000,000 in Tech-Sym Common Stock. It is intended that this acquisition be accounted for on a pooling of interest basis.

                                       5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities provided cash in the amount of $196,000 for the three months ended March 31, 1995, and $3,403,000 for the three months ended March 31, 1994. During March 1989, the Company completed a long-term unsecured note financing in the principal amount of $20,000,000. In March, 1995, the Company began to repay such amount in annual principal installments of approximately $2,857,000. The terms of the unsecured note financing impose limitations on future (additional) borrowings. Given the current level of liquid assets and projected cash flows from future operations, the Company does not presently anticipate the need for future borrowings in excess of such limitations. Subsequent to the completion of the note financing, the Company also negotiated new unsecured bank lines of credit which, among other changes, removed the restrictions as to amounts that may be distributed from subsidiaries to Tech-Sym Corporation. At March 31, 1995, the Company had unused committed lines of credit which aggregated $17,000,000.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $2,268,000 and $1,476,000 for the three months ended March 31, 1995 and 1994, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:
                                                                COMPARISON OF
                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                                1995 AND 1994
                                                           ---------------------
                                                             Increase(Decrease)
                                                           (stated in thousands)

Sales .................................................          $ 10,134
Costs and expenses ....................................            (9,876)
Income before income taxes ............................               258
Provision for income taxes ............................               (50)
                                                                 --------
Net income ............................................              $308
                                                                 ========
                                       6

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 AND 1994:

Sales for the period ended March 31, 1995 increased 23% while costs and expenses increased 25% which resulted in an increase in income before income taxes of 6%. This 23% increase in sales was the result of (i) greater sales in the communications area ($4,148,000 or 28%) primarily due to strong foreign demand for high power broadcast equipment and greater demand in general for commercial microwave components; (ii) increased sales of seismic exploration systems ($3,987,000 or 30%) primarily due to a large order for digital streamer systems to be deployed on a new type of seismic vessel and the recently introduced production of new seismic cables in addition to the existing cable repair business; (iii) increased sales in the environmental monitoring area ($1,397,000 or 51%) due to the acquisition of Anarad, Inc. effective July 8, 1994; and (iv) slightly increased sales in the defense systems area ($529,000 or 4%).

Cost of sales increased 30% while selling, general and administrative expenses increased 15% as compared to the first quarter of 1994. The increase in cost of sales for the 1995 quarter as compared to 1994 was primarily due to the increase in sales as well as product mix in the seismic exploration area and lower gross margins in the environmental monitoring area. The increase in selling, general and administrative expense was in line with the increase in sales. Company sponsored product development increased 19% due to increased projects in the seismic exploration area. Interest expense increased primarily due to an increase in rates as well as a larger average principal balance outstanding during the period for 1995. Interest and other income increased due to principally an increase in rates.

A lower effective tax rate also contributed to the increase in net income. See
Note 4 of the Notes to the Consolidated Financial Statements contained on pages 4 and 5 of this report for income tax information.

                                       7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                 TECH-SYM CORPORATION
                                                      Registrant

Date:  May 15, 1995                              /s/WENDELL W. GAMEL
                                                 -----------------------------
                                                 Wendell W. Gamel, Chairman of
                                                 the Board and President

Date:  May 15, 1995                              /s/RAY F. THOMPSON
                                                 -----------------------------
                                                 Ray F. Thompson, Vice-
                                                 President, Treasurer,
                                                 Controller and Chief
                                                 Financial Officer
                                       8