Form 10-Q
period 1995-06-30
TECH SYM CORP
filed 1995-08-11
CIK 96669

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                  OUTSTANDING AT JULY 31, 1995
Common Stock, $.10 par value                6,530,259

                                      INDEX
                                      -----
                                                                        PAGE NO.
                                                                        --------
Part I.  Financial Information:

  Consolidated Balance Sheet June 30, 1995
    and December 31, 1994 ..............................................      1

  Consolidated Statement of Income and Accumulated
    Earnings for Three Months Ended June 30,
    1995 and 1994 ......................................................      2

  Consolidated Statement of Income and Accumulated
    Earnings for Six Months Ended June 30,
    1995 and 1994 ......................................................      3

  Consolidated Statement of Cash Flows for the
    Six Months Ended June 30, 1995 and 1994 ............................      4

  Notes to Consolidated Financial Statements ...........................    5-6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ................................    7-9

Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K ............................  10-11

Signatures .............................................................     11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
                                                JUNE 30, 1995  DECEMBER 31, 1994
                                                                  (RESTATED)
                                                -------------  -----------------
                                                     (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents ...............     $  20,303        $  24,083
    Marketable Securities ...................           100              300
    Receivables - net .......................        46,047           46,870
    Unbilled revenue ........................        37,523           34,329
    Inventories .............................        50,057           42,507
    Other ...................................         6,318            3,979
                                                  ---------        ---------
          Total current assets ..............       160,348          152,068
  Property, plant and equipment - net .......        38,988           38,841
  Long term receivables - net ...............        10,573           10,576
  Goodwill and other assets .................        25,030           24,318
                                                  ---------        ---------
          Total assets ......................     $ 234,939        $ 225,803
                                                  =========        =========
Liabilities
  Current liabilities:
    Notes payable ...........................     $  15,117        $  10,985
    Current maturities of long-term debt ....         3,317            3,318
    Accounts payable ........................        13,724           13,566
    Billings in excess of cost and
      estimated earnings on uncompleted
      contracts .............................         6,271            7,636
    Taxes on income .........................         3,745            2,902
    Accrued and other liabilities ...........        20,161           17,877
                                                  ---------        ---------
          Total current liablilites .........        62,335           56,284
  Long-term debt ............................        18,490           21,587
  Deferred income taxes .....................           196              196
  Other liabilities .........................        10,935           12,035
                                                  ---------        ---------
          Total liabilities .................        91,956           90,102
Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value;
   none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,830,751 and 7,797,651 shares ...........           783              780
  Additional capital ........................        37,826           37,365
  Accumulated earnings ......................       116,094          109,734
  Cumulative translation adjustments ........          (706)          (1,164)
  Common stock held in treasury at
   cost (1,307,592 and 1,307,592 shares .....       (11,014)         (11,014)
                                                  ---------        ---------
          Total shareholders' investment ....       142,983          135,701
                                                  ---------        ---------
          Total liabilities and
           shareholders' investment .........     $ 234,939        $ 225,803
                                                  =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings

                                                         FOR THE THREE MONTHS
                                                             ENDED JUNE 30,
                                                     ---------------------------
                                                          1995           1994
                                                                      (restated)
                                                     (stated in thousands except
                                                        for per share amounts)

Sales ............................................     $  60,052      $  52,665
                                                       ---------      ---------
Costs and expenses:
    Cost of sales ................................        39,630         32,846
    Selling, general and administrative
      expenses ...................................        11,942         11,970
    Company sponsored product
      development ................................         3,569          3,307
    Interest expense .............................           832            667
    Interest and other (incom
      expense - net ..............................        (1,039)          (522)
                                                       ---------      ---------
                                                          54,934         48,268
                                                       ---------      ---------
       Income before income taxes ................         5,118          4,397
Provision for income taxes .......................         1,405          1,392
                                                       ---------      ---------
       Net income ................................         3,713          3,005
Accumulated earnings:
    Beginning of period ..........................       112,381        100,427
                                                       ---------      ---------
    End of period ................................     $ 116,094      $ 103,432
                                                       =========      =========
Earnings per common share:
       Net income ................................     $     .57      $     .46
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                                         FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                    ----------------------------
                                                       1995              1994
                                                                      (restated)
                                                    (stated in thousands except
                                                       for per share amounts)

Sales ......................................        $ 117,989         $ 100,220
                                                    ---------         ---------
Costs and expenses:
    Cost of sales ..........................           77,229            61,933
    Selling, general and administrative
      expenses .............................           24,746            22,775
    Company sponsored product
      development ..........................            6,959             6,540
    Interest expense .......................            1,710             1,328
    Interest and other (income)
      expense - net ........................           (1,895)             (900)
                                                    ---------         ---------
                                                      108,749            91,676
                                                    ---------         ---------
       Income before income taxes ..........           9,240             8,544
Provision for income taxes .................            2,880             2,779
                                                    ---------         ---------
       Net income ..........................            6,360             5,765
Accumulated earnings:
    Beginning of period ....................          109,734            97,667
                                                    ---------         ---------
    End of period ..........................        $ 116,094         $ 103,432
                                                    =========         =========
Earnings per common share:
       Net income ..........................        $     .98         $     .89
                                                    =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

Tech-Sym Corporation
Consolidated Statement of Cash Flows
                                                            FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                          ----------------------
                                                            1995         1994
                                                                      (restated)
                                                          (stated in thousands)
Cash flows from operating activities:
  Net income .........................................    $  6,360     $  5,765
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and amortization ...................       5,477        4,160
  Change in operating assets and liabilities:
     Receivables .....................................         823       (3,157)
     Unbilled revenue ................................      (3,194)       1,581
     Inventories .....................................      (7,550)        (770)
     Accounts payable and taxes on income ............       1,001         (160)
     Billing in excess and
      other accrued liabilities ......................         919       (2,795)
     Other current assets ............................      (2,339)      (1,221)
     Long-term receivables - net and other assets ....      (1,276)        (355)
     Other - net .....................................        (642)          91
                                                          --------     --------
  Net cash provided by
    (used for) operating activities ..................        (421)       3,139
                                                          --------     --------
Cash flows from investing activities:
  Capital expenditures ...............................      (4,782)      (3,710)
  Payment for purchase of business,
   net of cash acquired ..............................        (635)
  Purchase of investment securities ..................      (1,000)
  Sales of investment securities .....................         200        3,422
  Other investing activities .........................        (275)        (243)
                                                          --------     --------
  Net cash used for investing activities .............      (4,857)      (2,166)
                                                          --------     --------
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements .........................       4,281        1,455
  Proceeds from long-term debt .......................       1,607          460
  Payments on long-term debt .........................      (4,854)        (245)
  Proceeds from exercise of stock options ............         464          372
                                                          --------     --------
  Net cash provided by financing activities ..........       1,498        2,042
                                                          --------     --------
Net increase (decrease) in
  cash and cash equivalents ..........................      (3,780)       3,015
  Cash and cash equivalents at beginning of period ...      24,083       21,308
                                                          --------     --------
  Cash and cash equivalents at end of period .........    $ 20,303     $ 24,323
                                                          ========     ========
Cash flow from operating activities include:
  Interest paid ......................................    $  1,816     $  1,327
  Income taxes paid ..................................       3,371        3,735

The accompanying notes are an integral part of these consolidated financial statements.
                                       4

Notes to Consolidated Financial Statements

1. The unaudited consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries ("the Company") for the three month and six month periods ended June 30, 1995 and 1994 and should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 annual report and Form S-4 dated May 19, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $50,057,000 at June 30, 1995, include raw materials of $20,457,000 and work-in-process and finished goods of $29,600,000.

3. Shares of common stock of the Company have been reserved at June 30, 1995 for issuance as follows:

     35,400 shares for issuance upon exercise of options granted under the 1980 Stock Option Plan of the Company.

     28,600 shares for issuance upon exercise of options granted to nonemployee directors.

     705,970 shares for issuance upon exercise of options granted or to be granted under the 1990 Stock Option Plan of the Company.

     3,646,565 shares for issuance upon exercise of common stock purchase rights granted pursuant to the Company's Common Stock Purchase Rights Plan adopted by the Board of Directors on June 1, 1988.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

     Provision for federal income taxes for the three and six month periods ended June 30, 1995 and 1994 was equivalent to an effective rate of 32% and 35%, respectively, of earnings before income taxes. The difference between the effective rate and the U.S. statutory rate is due principally to tax benefits of foreign sales and research and development credits.

     Additionally, for both the 1995 and 1994 periods, foreign income taxes were not accrued on certain foreign income due to operating loss carry forwards. Also, the Company received certain state income tax refunds due to overpayment in prior periods.

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (6,511,000 and 6,510,000 for the three months ended June 30, 1995 and 1994, respectively,and 6,501,000 and 6,504,000 for the six month period ended June 30, 1995 and 1994, respectively).

6. On June 30, 1995, the Company completed its acquisition of CogniSeis Development, Inc. through the issuance of 737,781 shares of common stock. CogniSeis develops, markets and licenses seismic processing and geologic interpretation systems. The transaction was accounted for as a pooling of interests. Accordingly, the financial information presented herein has been restated to include the accounts of the Company and CogniSeis as of June 30, 1994 and for the three and six month periods then ended. Separate results of operations of the combining entities for the periods prior to the acquisition are as follows (in thousands):

                                   FOR THE                     FOR THE
                                THREE MONTHS                  SIX MONTHS
                                    ENDED                        ENDED
                                   JUNE 30,                     JUNE 30,
                              1995          1994          1995           1994
                           -----------------------     ------------------------
Sales
  Tech-Sym ...........     $  54,461     $  48,329     $ 108,273      $  92,007
  CogniSeis ..........         5,591         4,336         9,716          8,213
                           ---------     ---------     ---------      ---------
                           $  60,052     $  52,665     $ 117,989      $ 100,220
                           =========     =========     =========      =========
Net Income
  Tech-Sym ...........     $   3,310     $   2,991     $   6,406      $   5,779
  CogniSeis ..........           403            14           (46)           (14)
                           ---------     ---------     ---------      ---------
                           $   3,713     $   3,005     $   6,360      $   5,765
                           =========     =========     =========      =========

Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities used cash in the amount of $421,000 for the six months ended June 30, 1995, and provided cash in the amount of $3,139,000 for the six months ended June 30 1994. During March 1989, the Company completed a long-term unsecured note financing in the principal amount of $20,000,000. In March, 1995, the Company began to repay such amount in annual principal installments of approximately $2,857,000. The terms of the unsecured note financing impose limitations on future (additional) borrowings. Given the current level of liquid assets and projected cash flows from future operations, the Company does not presently anticipate the need for future borrowings in excess of such limitations. Subsequent to the completion of the note financing, the Company also negotiated new unsecured bank lines of credit which, among other changes, removed the restrictions as to amounts that may be distributed from subsidiaries to Tech-Sym Corporation. At June 30, 1995, the Company had unused committed lines of credit which aggregated $35,000,000.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $4,782,000 and $3,710,000 for the six months ended June 30, 1995 and 1994, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                                 COMPARISON OF    COMPARISON OF
                                                  THREE MONTHS      SIX MONTHS
                                                 ENDED JUNE 30,   ENDED JUNE 30,
                                                 1995 AND 1994    1995 AND 1994
                                                 ------------------------------
                                                           Increase(Decrease)
                                                         (stated in thousands)

Sales ........................................      $ 7,387          $17,769
Costs and expenses ...........................        6,666           17,073
                                                    -------          -------
Income before income taxes ...................          721              696
Provision for income taxes ...................           13              101
                                                    -------          -------
Net income ...................................      $   708          $   595
                                                    =======          =======

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1994:

Sales for the quarter ended June 30, 1995 increased 14.0% from the like quarter of 1994 while costs and expenses increased 13.8% which resulted in an increase in income before income taxes of 16.4%. The increase in sales for the quarter as compared to the same quarter a year ago was primarily the result of improved sales in the seismic exploration area ($5,133,000 or 31%) primarily due to a general increase in digital streamer systems as well as new seismic cables and cable repairs. In addition, seismic processing software sales also improved for the quarter ending June 30, 1995. The communications area also contributed to the increase in sales for the quarter ($2,858,000 or 18%) due to greater demand in general for commercial microwave components and strong foreign demand for high power broadcast equipment. A sales increase was also registered in the environmental area ($2,032,000 or 75%) due to the acquisition of Anarad, Inc. effective July 8, 1994. The above increases in sales were somewhat offset by a decrease in sales in the defense system area ($2,467,000 or 14%) due to a major contract still in the design stage.

Cost of sales increased 21% while selling, general and administrative expenses remained constant for the quarter. The increase in cost of sales for the 1995 quarter as compared to 1994 was primarily due to the increase in sales as well as product mix in the seismic exploration area and lower gross margins in the environmental monitoring area. Company sponsored product development increased 8% due to increased projects in the seismic exploration area. Interest expense increased primarily due to an increase in rates as well as a larger average principal balance outstanding during the period for 1995. Interest and other income increased principally due to an increase in rates.

A lower effective tax rate also contributed to the increase in net income. See
Note 4 of the Notes to the Consolidated Financial Statements contained on pages 5 and 6 of this report for income tax information.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994:

Sales for the six month period ended June 30, 1995 increased 17.7% while costs and expenses increased 18.6% which resulted in an increase of 8.1% in income before income taxes. The increase in sales was attributable to increases in sales in the (i) seismic exploration system area ($9,483,000 or 28%); (ii) communications area ($7,923,000 or 32%); and (iii) environmental area

($3,430,000 or 65%), which were offset somewhat by a decrease in sales of defense systems ($1,938,000 or 7%).

Cost of sales increased 25% as compared to the 18% increase in sales while selling, general and administrative expenses increased 9% as compared to last year. Company sponsored product development increased 6%, interest expense increased 29% and interest and other income more than doubled. The reason for the changes for the six month comparisons are substantially the same as for the quarter comparisons described above.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The shareholders of Registrant took the following action at the Annual Meeting held April 25, 1995:

     1. Elected all nine management nominees for directors pursuant to proxies solicited without opposition under regulation 14A, as stated below:

                                     VOTES IN           VOTES
               NOMINEE                FAVOR           WITHHELD
               -------              ---------         --------
          W.L. Creech               4,828,472          17,565
          A.A. Gallotta, Jr.        4,827,922          18,115
          W.W. Gamel                4,785,372          60,665
          C.C. Kraft, Jr.           4,828,472          17,565
          R.E. Moore                4,785,372          60,665
          C.J. Scribner             4,785,372          60,665
          R.J. Sloan                4,784,822          61,215
          J.A. Teresko              4,828,672          17,365
          C.K. Watt                 4,785,022          61,015

     2. Ratified the appointment of Price Waterhouse as independent accountants of the Registrant for the year ending December 31, 1995 (4,818,662 shares voted for, 11,680 shares voted against and 15,695 shares abstained).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

     (b) Three reports on Form 8-K were filed with the Commission during the three months ended June 30, 1995, as follows:

          (i) Form 8-K dated April 13, 1995, incorporating a press release announcing a letter of intent that the Company acquire all the outstanding shares of CogniSeis Development, Inc. ("CogniSeis");

          (ii) Form 8-K dated May 15, 1995, incorporating a press release announcing the signature of a definitive merger agreement with CogniSeis; and

          (iii) Form 8-K dated June 30, 1995, incorporating a press release announcing the completion of the acquisition of CogniSeis.

     No financial statements were filed as a part of this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TECH-SYM CORPORATION
                                             Registrant

Date:  August 11, 1995                  /s/ WENDELL W. GAMEL
                                            Wendell W. Gamel, Chairman of
                                            the Board and President

Date:  August 11, 1995                  /s/ RAY F. THOMPSON
                                            Ray F. Thompson, Vice-
                                            President, Treasurer,
                                            Controller and Chief
                                            Financial Officer