Form 10-Q
period 1995-09-30
TECH SYM CORP
filed 1995-11-13
CIK 96669

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          Common                                Outstanding at October 31, 1995
----------------------------                    -------------------------------
COMMON STOCK, $.10 PAR VALUE                                6,545,859

                                    FORM 10-Q

TECH-SYM CORPORATION
                              INDEX
                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION:

  CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 1995
    AND DECEMBER 31, 1994 ..............................................    1

  CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED
    EARNINGS FOR THREE MONTHS ENDED SEPTEMBER 30,
    1995 AND 1994 ......................................................    2

  CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED
    EARNINGS FOR NINE MONTHS ENDED SEPTEMBER 30,
    1995 AND 1994 ......................................................    3

  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
    NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 ......................    4

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........................   5-6

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS ................................   7-9

PART II. OTHER INFORMATION:

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................   10

SIGNATURES .............................................................   11

PAGE 1                                                                 FORM 10-Q
                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
                                                     September 30,  December 31,
                                                          1995          1994
                                                                      (restated)
                                                       ---------      ---------
                                                          (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents ....................     $  15,932      $  24,083
    Marketable Securities ........................           100            300
    Receivables - net ............................        45,843         46,870
    Unbilled revenue .............................        41,845         34,329
    Inventories ..................................        53,202         42,507
    Other ........................................         7,106          3,979
                                                       ---------      ---------
          Total current assets ...................       164,028        152,068
  Property, plant and equipment - net ............        40,092         38,841
  Long term receivables - net ....................        11,537         10,576
  Goodwill and other assets ......................        31,688         24,318
                                                       ---------      ---------
          Total assets ...........................     $ 247,345      $ 225,803
                                                       =========      =========
Liabilities
  Current liabilities:
    Notes payable ................................     $  17,600      $  10,985
    Current maturities of long-term debt .........         5,073          3,318
    Accounts payable .............................        11,519         13,566
    Billings in excess of cost and
      estimated earnings on uncompleted
      contracts ..................................         7,151          7,636
    Taxes on income ..............................         3,580          2,902
    Accrued and other liabilities ................        25,278         17,877
                                                       ---------      ---------
          Total current liablilites ..............        70,201         56,284
  Long-term debt .................................        18,875         21,587
  Deferred income taxes ..........................           196            196
  Other liabilities ..............................        11,162         12,035
                                                       ---------      ---------
          Total liabilities ......................       100,434         90,102
Shareholders' Investment
  Preferred stock - authorized 2,000,000 shares,
   without par value; none issued
  Common stock - authorized 20,000,000 shares, $.10
   par value; issued 7,852,651 and 7,797,651 shares          785            780
  Additional capital .............................        38,147         37,365
  Accumulated earnings ...........................       119,997        109,734
  Cumulative translation adjustments .............        (1,004)        (1,164)
  Common stock held in treasury at
   cost (1,307,592 and 1,307,592 shares) .........       (11,014)       (11,014)
                                                       ---------      ---------
          Total shareholders' investment .........       146,911        135,701
                                                       ---------      ---------
          Total liabilities and
           shareholders' investment ..............     $ 247,345      $ 225,803
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

PAGE 2                                                                 FORM 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                                        For The Three Months
                                                          Ended September 30,
                                                      --------------------------
                                                        1995             1994
                                                                     (restated)
                                                      ---------       ---------
                                                     (stated in thousands except
                                                        for per share amounts)

Sales ..........................................      $  65,260       $  54,830
                                                      ---------       ---------
Costs and expenses:
    Cost of sales ..............................         42,130          36,018
    Selling, general and administrative
      expenses .................................         13,520          12,020
    Company sponsored product
      development ..............................          3,573           3,051
    Interest expense ...........................          1,075             817
    Interest and other (income)
      expense - net ............................           (761)         (1,352)
                                                      ---------       ---------
                                                         59,537          50,554
                                                      ---------       ---------
       Income  before income taxes .............          5,723           4,276
Provision for income taxes .....................          1,820           1,346
                                                      ---------       ---------
       Net income ..............................          3,903           2,930
Accumulated earnings:
    Beginning of period ........................        116,094         103,432
                                                      ---------       ---------
    End of period ..............................      $ 119,997       $ 106,362
                                                      =========       =========
Earnings per common share:
       Net income ..............................      $     .60       $     .45
                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

PAGE 3                                                                 FORM 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                                         For the Nine Months
                                                         Ended September 30,
                                                      --------------------------
                                                        1995            1994
                                                                     (restated)
                                                      ---------       ---------
                                                     (stated in thousands except
                                                        for per share amounts)

Sales ..........................................      $ 183,249       $ 154,850
                                                      ---------       ---------
Costs and expenses:
    Cost of sales ..............................        119,359          98,157
    Selling, general and administrative
      expenses .................................         38,266          35,200
    Company sponsored product
      development ..............................         10,532           8,882
    Interest expense ...........................          2,785           2,145
    Interest and other (income)
      expense - net ............................         (2,656)         (2,322)
                                                      ---------       ---------
                                                        168,286         142,062
                                                      ---------       ---------
       Income  before income taxes .............         14,963          12,788
Provision for income taxes .....................          4,700           4,099
                                                      ---------       ---------
       Net income ..............................         10,263           8,689
Accumulated earnings:
    Beginning of period ........................        109,734          97,673
                                                      ---------       ---------
    End of period ..............................      $ 119,997       $ 106,362
                                                      =========       =========
Earnings per common share:
       Net income ..............................      $    1.58       $    1.34
                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

PAGE 4                                                                 FORM 10-Q

Tech-Sym Corporation
Consolidated Statement of Cash Flows
                                                            For the Nine Months
                                                            Ended September 30,
                                                          ----------------------
                                                            1995         1994
                                                                      (restated)
                                                          --------     --------
                                                           (stated in thousands)
Cash flows from operating activities:
  Net income .........................................    $ 10,263     $  8,689
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ...................       8,193        7,136
  Change in operating assets and liabilities:
     Receivables .....................................       2,860       (4,217)
     Unbilled revenue ................................      (7,516)       4,553
     Inventories .....................................     (10,693)      (2,491)
     Accounts payable and taxes on income ............      (2,481)        (459)
     Billing in excess and
      other accrued liabilities ......................       6,286       (2,563)
     Other current assets ............................      (3,017)      (1,082)
     Long-term receivables - net and other assets ....      (5,501)      (1,643)
     Other - net .....................................      (1,350)         250
                                                          --------     --------
  Net cash provided by
    (used for) operating activities ..................      (2,956)       8,173
                                                          --------     --------
Cash flows from investing activities:
  Capital expenditures ...............................      (6,980)      (5,761)
  Payment for purchase of business,
   net of cash acquired ..............................      (3,534)      (8,846)
  Sales of investment securities .....................         200        7,443
  Other investing activities .........................        (412)        (367)
                                                          --------     --------
  Net cash used for investing activities .............     (10,726)      (7,531)
                                                          --------     --------
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements .........................       7,730        4,483
  Proceeds from long-term debt .......................       1,932        1,090
  Payments on long-term debt .........................      (4,918)      (2,719)
  Proceeds from exercise of stock options ............         787          413
  Cash paid to acquire treasury shares ...............                     (801)
                                                          --------     --------
  Net cash provided by financing activities ..........       5,531        2,466
                                                          --------     --------
Net increase (decrease) in
  cash and cash equivalents ..........................      (8,151)       3,108
  Cash and cash equivalents at beginning of period ...      24,083       21,308
                                                          --------     --------
  Cash and cash equivalents at end of period .........    $ 15,932     $ 24,416
                                                          ========     ========
Cash flow from operating activities include:
  Interest paid ......................................    $  3,274     $  2,543
  Income taxes paid ..................................       5,281        6,010

The accompanying notes are an integral part of these consolidated financial statements.

PAGE 5                                                                FORM 10-Q

TECH-SYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries ("the Company") for the three month and nine month periods ended September 30, 1995 and 1994 and should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 annual report and Form S-4 dated May 19, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $53,202,000 at September 30, 1995, include raw materials of $20,601,000 and work-in-process and finished goods of $32,601,000.

3. Shares of common stock of the Company have been reserved at September 30, 1995 for issuance as follows:

                  30,200 shares for issuance upon exercise of options granted under the 1980 Stock Option Plan of the Company.

                  28,300 shares for issuance upon exercise of options granted to nonemployee directors.

                  689,570 shares for issuance upon exercise of options granted or to be granted under the 1990 Stock Option Plan of the Company.

                  3,646,565 shares for issuance upon exercise of common stock purchase rights granted pursuant to the Company's Common Stock Purchase Rights Plan adopted by the Board of Directors on June 1, 1988.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

     Provision for federal income taxes for the three and nine month periods ended September 30, 1995 and 1994 was equivalent to an effective rate of 32% and 35%, respectively, of earnings before income taxes. The difference between the effective rate and the U.S. statutory rate is due principally to tax benefits of foreign sales and research and development credits.

PAGE 6                                                                 FORM 10-Q

TECH-SYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Additionally, for both the 1995 and 1994 periods, foreign income taxes were not accrued on certain foreign income due to operating loss carry forwards. Also, during the nine month period ended September 30, 1995, the Company received certain state income tax refunds due to overpayment in prior periods.

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (6,535,000 and 6,500,000 for the three months ended September 30, 1995 and 1994, respectively,and 6,513,000 and 6,503,000 for the nine month period ended September 30, 1995 and 1994, respectively).

6. On June 30, 1995, the Company completed its acquisition of CogniSeis Development, Inc. through the issuance of 737,781 shares of common stock. CogniSeis develops, markets and licenses seismic processing and geologic interpretation systems. The transaction was accounted for as a pooling of interests. Accordingly, the financial information presented herein has been restated to include the accounts of the Company and CogniSeis as of September 30, 1994 and for the three and nine month periods then ended. Separate results of operations of the combining entities for the periods prior to the acquisition are as follows (in thousands):

                             For the Three Months         For the Nine Months
                             Ended September 30,          Ended September 30,
                           -----------------------      -----------------------
                              1995          1994           1995          1994
                           ---------     ---------      ---------     ---------
Sales
  Tech-Sym ...........     $  60,147     $  51,328      $ 168,420     $ 143,335
  CogniSeis ..........         5,113         3,502         14,829        11,515
                           ---------     ---------      ---------     ---------
                           $  65,260     $  54,830      $ 183,249     $ 154,850
                           =========     =========      =========     =========

Net Income
  Tech-Sym ...........     $   3,696     $   3,176      $  10,102     $   8,955
  CogniSeis ..........           207          (246)           161          (266)
                           ---------     ---------      ---------     ---------
                           $   3,903     $   2,930      $  10,263     $   8,689
                           =========     =========      =========     =========

PAGE 7                                                                 FORM 10-Q

TECH-SYM CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities used cash in the amount of $2,956,000 for the nine months ended September 30, 1995, and provided cash in the amount of $8,173,000 for the nine months ended September 30, 1994. During March, 1989, the Company completed a long-term unsecured note financing in the principal amount of $20,000,000. In March, 1995, the Company began to repay such amount in annual principal installments of approximately $2,857,000. The terms of the unsecured note financing impose limitations on future (additional) borrowings. Given the current level of liquid assets and projected cash flows from future operations, the Company does not presently anticipate the need for future borrowings in excess of such limitations. Subsequent to the completion of the note financing, the Company also negotiated new unsecured bank lines of credit which, among other changes, removed the restrictions as to amounts that may be distributed from subsidiaries to Tech-Sym Corporation. At September 30, 1995, the Company had unused committed lines of credit which aggregated $40,800,000.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $6,980,000 and $5,761,000 for the nine months ended September 30, 1995 and 1994, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                            Comparison of     Comparison of Nine
                                          Three Months Ended    Months Ended
                                            September 30,    Ended September 30,
                                           1995 and 1994        1995 and 1994
                                          -----------------   ------------------
                                                   Increase(Decrease)
                                                  (stated in thousands)
Sales ........................................ $10,430              $28,399
Costs and expenses ...........................   8,983               26,224
                                               -------              -------
Income before income taxes ...................   1,447                2,175
Provision for income taxes ...................     474                  601
                                               -------              -------
Net income ................................... $   973              $ 1,574
                                               =======              =======

PAGE 8                                                                 FORM 10-Q

TECH-SYM CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994:

Sales for the quarter ended September 30, 1995 increased 19.0% from the like quarter of 1994 while costs and expenses increased 17.8% which resulted in an increase in income before income taxes of 33.8%. The increase in sales for the quarter as compared to the same quarter a year ago was primarily the result of improved sales in the seismic exploration area ($8,241,000 or 55%) primarily due to a general increase in demand for digital streamer systems as well as new seismic cables and cable repairs. In addition, seismic processing software sales also improved for the quarter ending September 30, 1995. The communications area also contributed to the increase in sales for the quarter ($2,471,000 or 14%) due to greater demand in general for commercial microwave components and, to a lesser extent, strong foreign demand for high power broadcast equipment. The sales in the defense systems area were essentially the same as the quarter in the prior period. The above increases in sales were somewhat offset by a decrease in sales in the environmental area ($1,045,000 or 19%) due to delays in government implementation of environmental regulations resulting in decreased demand for the Company's emissions monitoring systems.

Cost of sales increased 17% while selling, general and administrative expenses increased 13% for the quarter. The increase in cost of sales for the 1995 quarter as compared to 1994 was primarily due to the increase in sales of 19%. The pretax margins increased 12% from 7.8% to 8.8% primarily due to economies of scale related to increased sales in the seismic exploration area although somewhat offset by decreased margins in the defense systems and environmental monitoring areas. Company sponsored product development increased 17% due to increased projects in the seismic exploration area. Interest expense increased primarily due to an increase in rates as well as a larger average principal balance outstanding during the period for 1995.

A lower effective tax rate also contributed to the increase in net income. See
Note 4 of the Notes to the Consolidated Financial Statements contained on pages 5 and 6 of this report for income tax information.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994:

Sales for the nine month period ended September 30, 1995 increased 18.3% while costs and expenses increased 18.4% which resulted in an increase of 17% in income before income taxes. The increase in sales was attributable to increases in sales in

PAGE 9                                                                 FORM 10-Q

TECH-SYM CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

the (i) seismic exploration system area ($17,922,000 or 37%); (ii) communications area ($9,477,000 or 19%); and (iii) environmental area ($2,385,000 or 22%) due to the acquisition of Anarad, Inc. effective July 8, 1994, which were offset somewhat by a decrease in sales of defense systems ($1,294,000 or 3%).

Cost of sales increased 22% as compared to the 18% increase in sales while selling, general and administrative expenses increased 9% as compared to last year. Company sponsored product development increased 19%, interest expense increased 32% and interest and other income decreased 44%. The reason for the changes for the nine month comparisons are substantially the same as for the quarter comparisons described above.

PAGE 10                                                                FORM 10-Q

TECH-SYM CORPORATION

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

     (b) Two reports on Form 8-K were filed with the Commission during the three months ended September 30, 1995, as follows:

          (i) Form 8-K dated July 14, 1995, describing the completion of the merger of CogniSeis Development, Inc., with CSD Merger, Inc., a wholly owned subsidiary of the Registrant.

          (ii) Form 8-K dated September 18, 1995, incorporating a press release announcing the agreement of Continental Electronics Corporation, a wholly owned subsidiary of the Registrant, to acquire all the outstanding shares of TELEFUNKEN Sendertechnik GmbH from Daimler-Benz Aerospace AG.

     No financial statements were filed as a part of this report.

PAGE 11                                                                FORM 10-Q

TECH-SYM CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TECH-SYM CORPORATION
                                                          Registrant


Date:  November 13, 1995                    /s/ Wendell W. Gamel
                                                Wendell W. Gamel, Chairman of
                                                the Board and President


Date:  November 13, 1995                    /s/ Ray F. Thompson
                                                Ray F. Thompson, Vice-President,
                                                Treasurer, Controller and Chief
                                                Financial Officer