Form 10-K405
period 1995-12-31
TECH SYM CORP
filed 1996-03-29
CIK 96669

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission file number 1-4371

                              TECH-SYM CORPORATION
             (Exact name of registrant as specified in its charter)
            NEVADA                                      74-1509818
{State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      10500 WESTOFFICE DRIVE
            HOUSTON, TEXAS                                               77042
(Address of principal executive offices)                              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 785-7790

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------           ---------------------------------------
COMMON  STOCK (PAR VALUE $.10                      NEW YORK STOCK EXCHANGE
PER SHARE) AND COMMON STOCK
PURCHASE RIGHTS(THE RIGHTS ARE
NOT CURRENTLY EXERCISABLE OR
TRANSFERABLE APART FROM THE
COMMON STOCK)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                      NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 15, 1996, 6,566,751 shares of the registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $206,115,510 (based on the closing sales price published in The Wall Street Journal reports of New York Stock Exchange Composite Transactions on March 15, 1996).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the Part of the Form 10-K specified herein: (1) Annual Report to Shareholders for 1995 (to the extent set forth in Parts I and II of this Annual Report); and
(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1996 (to the extent set forth in Part III of this Annual Report).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K , including without limitation the statements under "Item 1. Business," "Item 2. Properties," "Item
3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although Tech-Sym Corporation believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to Tech-Sym Corporation or persons acting on its behalf are expressly qualified in their entirety by Cautionary Statements.

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

                  Tech-Sym Corporation (the "Company" or "Registrant") is a diversified electronics engineering and manufacturing company primarily involved in the design, development, and manufacture of products used for communications, the exploration and production of hydrocarbons, and defense systems.

                  The Company, incorporated in Nevada in 1944, is headquartered in Houston, Texas. The Company operates through seven principal subsidiaries:
CogniSeis Development, Inc. ("CogniSeis") located in Houston, Texas; Continental Electronics Corporation ("Continental") located in Dallas, Texas; Enterprise Electronics Corporation ("EEC") located in Enterprise, Alabama; Metric Systems Corporation ("Metric") located in Fort Walton Beach, Florida; Syntron, Inc. ("Syntron") located in Houston, Texas; Tecom Industries, Incorporated ("Tecom") located in Chatsworth, California; and TRAK Microwave Corporation ("TRAK") located in Tampa, Florida. The business of the Company is conducted as one segment comprised of three product areas.

         COMMUNICATIONS. The communications products include microwave components, antennas, broadcast transmitters, and weather information systems.

         The microwave components and subsystems are used by customers to make communications and radar products. Microwave components include energy sources (oscillators and amplifiers), frequency multipliers, filters, ferrite isolators and circulators, and a broad range of passive components for modulation and control of microwave energy. Microwave subsystems consist of synthesizers, frequency converters, and microwave receiver assemblies. These microwave components and subsystems are used in such areas as wireless communications, satellite communications, aircraft instruments, radars, electronic warfare systems, and industrial microwave heating and cooking. Original equipment manufacturers purchase these products to integrate into systems.

         The Company also builds extremely accurate timing systems for use by government and commercial organizations such as NASA, telephone companies, and electric power utilities.

         During 1995, the assets of two companies were acquired and combined to form Daden-Anthony Associates, Inc., in San Clemente, California. The new subsidiary designs and produces RF and microwave filters and has designed a specialized airborne filter amplifier assembly for GPS receivers.

         The Company designs and produces antennas for wireless voice and data communication, satellite communication, surveillance, and range instrumentation. The Company also supplies antennas, fiber optic controllers, and positioners for information gathering by the U.S. surveillance community and high power antennas for jamming enemy radars during electronic warfare missions. Telemetry tracking systems and microprocessor-based antenna controllers are sold to the U.S. and foreign governments for use on test and training ranges. The Company has also designed and produces antennas for air and land mobile satellite communications systems. In the emerging wireless local loop market, the Company provides high performance base station and home subscriber antennas for telephony systems.

         Broadcast transmitter products include a complete line of transmitters and related equipment for the radio broadcast industry such as high power transmitters for use in the "short" and "medium" wave frequency bands as well as transmitters that operate at the radio broadcast frequencies commonly referred to as "AM" and "FM". High power radio frequency energy sources such as large particle accelerators are also made for medical and physics research installations. Communications and radar equipment for U.S. and foreign defense agencies have also been designed and manufactured. Customers include the commercial radio broadcast industry, private and government agencies that operate radio broadcast stations, and organizations or government funded operations that engage in scientific research.

         Through its Continental-Lensa subsidiary in Santiago, Chile, the Company designs and manufactures solid state AM transmitters for sale in North and South America as well as Europe. The Company also participates in a joint manufacturing agreement with the Ministry of Film, Radio, and Television in the People's Republic of China. The agreement provides for the manufacture of FM and shortwave broadcast transmitters at the Company's facility in Dallas as well as in Beijing.

         Effective January 1, 1996, the Company acquired TELEFUNKEN Sendertechnik GmbH in Berlin, Germany. The company is a significant designer, manufacturer, and seller of broadcast transmitters and antennas in the world market. Its digital audio broadcast equipment produces CD quality sound for specially designed

FM radios and is currently in use in several test markets. It also manufactures and sells solid state television transmitters which can be used for High Definition Television broadcasts.

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

         GEOSCIENCE. The Company designs and manufactures products that acquire, digitize, transmit, record, display, and analyze acoustic energy produced on the surface by air guns, dynamite, or other sound sources and reflected from underground or subsea geologic formations. After the stored data is processed, potential locations of hydrocarbon deposits can be determined. With the advent of more powerful computers, three dimensional ("3-D") seismic surveys have become more routine. The 3-D surveys result in higher resolution than two dimensional surveys and the success rate of oil and gas wells based on 3-D surveys is much greater. The demand for the Company's seismic equipment has increased with the demand for 3-D surveys.

         Principal seismic products include the SYNTRAK 480(R) Digital Streamer System consisting of one to twelve arrays, each up to 12,000 meters in length, containing sensors, electronic modules, and conductors. As the arrays are towed behind a boat, the acoustic energy is collected by the sensors, digitized and transmitted via a patented, low power telemetry communications scheme through the towed cable array to the boat. Once on board, the data is saved on magnetic tape by the Company's high-speed shipboard recording system.

         A related product is the Ocean Bottom Cable which is placed on the ocean floor instead of towed behind a boat. It is used in shallow water, congested areas, and transition zones where large seismic vessels cannot operate. It can also be used to monitor a reservoir as hydrocarbons are removed.

         Both the SYNTRAK 480(TM) system and the Ocean Bottom Cable have been upgraded to integrate the latest technology. The amount of seismic data able to be acquired has been increased by the use of 24-bit integrated circuits and the volume of the modules reduced 60% through the use of hybrid technology which combined most of the discrete components.

         Another seismic product recently introduced is the PolySeis(TM) system which the Company has developed with partial funding from the INSTITUTE FRANCAIS DU PETROLE. The PolySeis(TM) system is a 24-bit modular radio and/or wireline telemetry seismic data acquisition system that can be easily configured by the user for most land or transition zone needs. The system is specifically adaptive to the unique requirements associated with exploration in transition zones or in areas that are inaccessible or difficult to reach such as lakes, swamps, or mountainous areas.

         The Company maintains operations for the design, manufacture, and repair of seismic cables in England, Singapore, and Houston. The ability to design, manufacture and repair seismic cables enhances the Company's quality control over critical processes and its ability to provide needed services to its customers worldwide. In October of 1995, the Company expanded its product line to include fiber optic and copper wire seismic cables and associated connectors by acquiring the business and assets of Primatek Industries, Inc.

         In 1995, the Company sold its Syntron Pressure Controls business to enable it to concentrate on its core businesses.

         The Company's geoscientific software business was established in 1995 with the acquisition of CogniSeis Development, Inc., in Houston, Texas. The subsidiary's geoscientific software applications products are designed to process seismic data collected in the field in order to make the data interpretable and to interpret processed seismic data and other geological data to identify, define, and visualize subsurface geologic formations. Several of the applications utilize three dimensional ("3-D") displays to enable geologists and geophysicists to locate oil and gas reserves.

         In August of 1995, the Company acquired the rights to develop and sell VoxelGeo, a computer software program used by geologists and geophysicists to interpret and visualize seismic data on a 3-D basis. In September of 1995, the Company acquired Photon Systems Ltd., a company that develops, markets and licenses seismic and geologic interpretation systems.

         The Company is in the process of integrating its line of seismic processing, geological interpretation, and visualization applications into a comprehensive three dimensional earth model interpretation package called "TerraCube." By linking the individual applications into a framework, TerraCube is expected to reduce the overall cycle time and expense involved in processing seismic data and interpreting geological data, as well as improve the quality of the data.

         DEFENSE SYSTEMS. The principal defense systems products include shipboard electronics, airborne training systems, range instrumentation systems, and mechanical systems.

         The Company first became involved in shipboard electronics, when it received a contract for the design, development, and qualification testing of electronic control, monitoring, and power distribution equipment for the U.S. Navy's Vertical Launching System (VLS). Upon successful completion of this development effort, full scale production was initiated and has been continuous since. Utilizing the expertise gained during the VLS development effort, the Company expanded its business operations in this area to include subsystems for the AN/SQQ-89 Surface Anti-Submarine Warfare Combat System, firing mechanisms for the submarine launched Tomahawk and Trident missiles, and radar cable assemblies for the AEGIS weapon system. In 1994, the Company acquired the Switchboard Systems Division of Ferranti Technologies, Inc., which produces electronic power switching and intercommunications equipment primarily for U.S. Navy ships.

         The airborne training systems consist of pods which are attached to aircraft to collect data on the position, altitude, flight characteristics, and weapons systems of the aircraft during simulated combat. The data inputs are sent via telemetry to ground instrumentation equipment for display, debriefing, and subsequent analysis by the participants. The Company is producing airborne and ground equipment utilizing Global Positioning Systems (GPS) receivers to precisely locate and track aircraft operated on the training ranges. The use of this equipment will reduce the cost of operating Air Combat Maneuvering Instrumentation (ACMI) ranges since manned radar tracking sites and other equipment will become unnecessary.

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

GOVERNMENT CONTRACTS

         Sales under contracts with or for the United States Government accounted for $81.3 million or 32% of the Company's sales in 1995. Most of the Company's Government contracts are fixed-price contracts. Under this type of contract, the price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except that adjustments are made for costs incurred due to contract changes ordered by the Government. Cost overruns incurred in connection with fixed-price contracts, particularly those involving engineering and development, could substantially reduce the Company's profitability or cause losses.

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

         The Company recognizes revenue under its Government contracts on the percentage of completion method generally measured by the percentage of total costs incurred to date to estimated total costs for each contract. Estimated losses on contracts are provided for in full when they become apparent. Provided the job is on schedule, the Company normally recovers most of its costs on large contracts under a progress payment system whereby 75% to 80% of its allowable costs incurred in performing the contract, including applicable indirect costs such as general and administrative expenses, may be collected from the Government on a current basis, while related profit, if any, is billable only upon completion of the contract, or in certain instances, as delivery of units is made. The Company and Government representatives closely monitor the Company's performance against the overall budget of cost and profit for a job as the job progresses. Revisions of a budget may occur during the course of the work for many reasons, including increases or decreases in the scope of the work, change orders and funding adjustments, as well as for the Company's performance against such budget. Budget revisions forecasting profit reductions are recorded by the Company on a current basis, whereas forecasted profit increases are recorded over the remaining period of performance.

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

COMPETITION AND BUSINESS CONDITIONS

         The Company faces significant competition in most aspects of its business. Its principal competitors in each area of its activities include corporations with substantially greater assets and access to larger financial resources than the Company. The Company's products are of a highly technical nature and involve the use of techniques and materials similar to those used by its competitors. The principal competitive factors with respect to the Company's products are technological innovation, product quality, price, adherence to delivery schedules and product reliability. A significant portion of the Company's sales are made under Government contracts awarded on the basis of competitive proposals. In addition to price, the factors involved in the award of such contracts include the quality of the proposal and reputation of the bidder. While the Company faces competition with respect to each of its product lines, the Company believes it is a principal supplier of (i) meteorological radars to foreign government agencies, and (ii)marine seismic data acquisition systems to the petroleum industry.

         Demand for many of the products sold by the Company is dependent on the level and nature of the nation's defense expenditures. See "Other Information" included in Management's Discussion and Analysis set forth on pages 20 and 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which information is incorporated herein by reference. The defense-related electronic systems and components manufactured by the Company are sold primarily to the United States armed forces, defense contractors, and foreign countries for military and training use. General increases or decreases in the level of defense appropriations tend to affect demand for defense-related products, but do not necessarily have a corresponding effect on demand for the specialized products manufactured by the

Company. Due to the process by which appropriations and contracts are approved for defense projects, it is common for the Company to experience delays in the receipt of anticipated orders, which can adversely affect operating results by shifting operating revenues from one period to another. Because most of the Company's defense-related contracts are awarded on a fixed-price basis, cost overruns can affect the Company's profitability.

MARKETING AND CUSTOMERS

         The Company's products are primarily marketed directly by the sales force of each of its operating subsidiaries, with the assistance of domestic and international independent technical sales representatives who receive commissions on their sales. The principal customers for the communications products include the United States Government (primarily the armed services), government contractors, communication equipment manufacturers, government and commercial weather services, foreign government agencies, radio broadcast companies and organizations, and research organizations. The geoscience customers include major independent and foreign national oil and gas companies, seismic contractors, geophysical contractors and government agencies around the world. The defense systems products are sold to the armed forces of the United States and foreign governments, government contractors, and aircraft manufacturers.

         The Company's largest customer is the United States Government, its agencies and contractors, whose purchases accounted for approximately 32% of the Company's consolidated sales in 1995. Of that amount, approximately 92% was attributable to purchases by the Department of Defense and its contractors. The loss of these Government contracts would have a material adverse effect on the Company as a whole. Contracts with or for the United States Government and most prime contractors may be terminated by the Government at will. See "Government Contracts." The Company has not, however, experienced any significant problems with contract cancellations.

PRODUCT DEVELOPMENT

         Information concerning the amount spent during each of the last three years on Company-sponsored research and development activities is set forth in the Company's "Consolidated Statement of Income" on page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which information is incorporated herein by reference. Certain of the Company's research and development activities are undertaken pursuant to Government contracts and subcontracts. The costs incurred under these contracts for product research and development are charged to cost of sales, rather than to product development costs.

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

BACKLOG

         The backlog of unshipped orders was $121,293,000 and $138,221,000 as of December 31, 1994 and 1995, respectively. The backlog as of such dates which was reasonably expected to be filled within twelve months of such date was $104,402,000 and $128,035,000, respectively.

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

MATERIALS AND SUPPLIES

         The Company's operations require a wide variety of electronic and mechanical components and raw materials. Most of these items are available from several commercial sources. The Company does not depend on any single source for a significant portion of its supplies except for the 24-bit analog-to-digital converters and hybrid processors used in Syntron's new SYNTRAK 480-24 towed array system and ocean bottom cable.

ENVIRONMENTAL PROTECTION

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

EMPLOYEES

         As of December 31, 1995, the Company employed a total of 2,124 persons. None of the Company's domestic employees is represented by a labor union.

PRODUCT LINE SALES

         Information concerning the Company's product line sales is set forth under the caption "Product Line Sales" on page 20 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which information is incorporated herein by reference.

EXPORT SALES

         Information concerning the Company's export sales is set forth in Note 13 of the Notes to Consolidated Statements contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995, which information is incorporated herein by reference.

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

         Metric's defense systems manufacturing operations are conducted from office and plant facilities comprising a total of 226,000 square feet located on three tracts totaling 38 acres owned by the Company in Fort Walton Beach, Florida. Metric also leases 10,000 square feet of manufacturing, office and storage space in several nearby facilities.

         EEC's weather information systems operations are conducted from office and plant facilities comprising 43,000 square feet located on an 11 acre tract owned by the Company in Enterprise, Alabama.

         The electronic components manufacturing operation conducted by the Company's TRAK subsidiary consists of office and plant facilities located on ten acres owned by TRAK in Tampa, Florida, with combined square footage of approximately 123,000 square feet. TRAK'S subsidiary, TRAK Microwave Limited, leases plant and office facilities totaling 45,500 square feet in Dundee, Scotland. Daden-Anthony Associates, Inc., leases 14,500 square feet of plant and office facilities in San Clemente, California.

         Tecom's antenna manufacturing operations are conducted in a 50,000 square foot leased facility located in Chatsworth, California.

         Syntron's seismic data acquisition systems operations are conducted from company-owned facilities comprising 79,000 square feet located on a 15.2 acre tract and leased facilities totaling 105,000 square feet, in Houston, Texas. Syntron's European subsidiary, Syntron Europe Limited, operates from a 52,000 square foot office and plant facility on a 2.8 acre tract owned by the Company in Derbyshire, England. Syntron's Asian subsidiary, Syntron Asia Pte. Ltd., has leased a 1.4 acre tract in Singapore and operates from a 33,300 square foot office and plant facility it constructed on the site.

         CogniSeis geoscientific software operations are conducted from 73,000 square feet of leased office space in Houston, Texas. Additional office space for development centers, service centers, and sales offices is leased in Colorado, Canada, England, The People's Republic of China, Russia, and Singapore.

         The manufacturing operations for Continental's high power energy sources are conducted from office and plant facilities comprising 160,000 square feet on a 14 acre tract owned by the company in Dallas, Texas. Continental also leases an 80,000 square foot building on a 4 acre tract contiguous to the Continental property.

Continental-Lensa S.A. of Santiago, Chile, leases 5,400 square feet for its assembly operations. TELEFUNKEN Sendertechnik GmbH operates from a leased facility of approximately 65,000 square feet in Berlin, Germany.

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

         Certain of the facilities of the Company and its subsidiaries are subject to mortgage debt as set forth in Note 7 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995, which information is incorporated herein by reference.

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

         Thomcast has stated that its damages cannot presently be ascertained, but has computed its alleged damages on past sales at approximately $6,500,000 and has requested treble damages, prejudgment interest, costs and attorneys' fees. Although the Company believes it has meritorious defenses to such claims, it cannot predict the ultimate resolution of this matter. Trial on the matter is expected to occur during the first quarter of 1997.

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

     NAME                  AGE                           POSITIONS
     ----                  ---                           ---------
Wendell W. Gamel            66                Chairman of the Board,  President
                                              and  Director  of the  Company and
                                              officer and  director of various
                                              subsidiaries of the Company

Coy J. Scribner             64                Vice President and Director of the
                                              Company,  President and Director
                                              of Metric, and Chairman of the
                                              Board of EEC

Ray F. Thompson             59                Vice President, Treasurer,
                                              Controller and Chief Financial
                                              Officer of the Company and officer
                                              and director of various
                                              subsidiaries of the Company

J. Rankin Tippins           43                Secretary and General Counsel of
                                              the Company and officer and
                                              director of various  subsidiaries
                                              of the Company

O. Dale Burris              59                President of TRAK Microwave
                                              Corporation

Robert M. McDonald          65                President of Continental
                                              Electronics Corporation

Richard F. Miles            47                Chairman of the Boards of Syntron,
                                              Inc., and CogniSeis Development,
                                              Inc.

         There are no family relationships between any of the above persons. Executive officers are elected annually by the Board of Directors of the Company or a wholly-owned subsidiary of the Company, as the case may be, at their respective meetings of directors held immediately following the annual meeting of shareholders for such Company, to serve for the ensuing year or until their successors have been elected. The annual meeting of shareholders of the Company is normally held in April of each year and the annual meeting of each of the Company's principal subsidiaries, including Metric, TRAK, Syntron, CogniSeis, and Continental, are held in June of each year. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

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

         Mr. Tippins has been Secretary and General Counsel of the Company for more than the past five years.

         Mr. Burris has served as President of TRAK for more than the past five years.

         Mr. McDonald has served as President of Continental for more than the past five years.

         Mr. Miles was elected President of Syntron on January 29, 1990. In December of 1995, he resigned as President of Syntron and was elected Chairman of the Boards of both Syntron and CogniSeis.

                                     PART II

         The information called for by Items 5 through 8, inclusive, of Part II of this form is contained in the following sections of the Company's Annual Report to Shareholders for 1994, which sections are incorporated herein by reference:

                                                         Caption and Page of
                                                            Annual Report
                                                         --------------------
         Item 5.  Market for Registrant's            "Stockholder and Market
                  Common Equity and                   Information"; page 37
                  Related Stockholder
                  Matters.


         Item 6.  Selected Financial Data            "Selected Financial Data";
                                                      page 17

         Item 7.  Management's Discussion            "Management's Discussion
                  Financial Condition and             and Analysis of and
                  Results of Operations               Analysis of Financial
                                                      Condition and Results of
                                                      Operations"; pages 18-21,
                                                      inclusive

         Item 8.  Financial Statements                Tech-Sym Corporation and
                  and Supplementary Data              Subsidiaries Consolidated
                                                      Financial Statements pages
                                                      22 through 36, inclusive

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There were no such changes or disagreements.

                                    PART III

         The information called for by Items 10, 11, 12 and 13 of Part III of this form (other than the information required by Item 10 with respect to executive officers which has been included in Part I above as Item 4A) is contained in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 30, 1996. Such information has been filed with the Securities and Exchange Commission and is incorporated herein.

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

*10(n) Form of Director's Stock Option Agreement dated as of December 10, 1987, entered into between Registrant and Keith R. Beeman (5,000 shares), A. A. Gallotta, Jr. (5,000 shares), Christopher C. Kraft, Jr. (5,000 shares), and Joal A. Teresko (5,000 shares) [Registrant's 10-K
          (1988), SEC File No. 1-4371, Exhibit 10(ii)]

*10(o) Termination Agreement dated May 1, 1991, between the Registrant and Wendell W. Gamel [Registrant's 10-K (1991) SEC File No. 1-4371,
          Exhibit 10(p)]

*10(p) Termination Agreement dated May 1, 1991, between the Registrant and Coy J. Scribner [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(q)]

*10(q) Termination Agreement dated May 1, 1991, between the Registrant and Ray F. Thompson [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(r)]

*10(r) Termination Agreement dated May 1, 1991, between the Registrant and Richard F. Miles [Registrant's 10-K (1991) SEC File No. 1-4371,
          Exhibit 10(s)]

*10(s) First Amendment to Termination Agreement, dated April 26, 1994, between the Registrant and Richard F. Miles [Registration No. 33-56533, Exhibit 10(s)]

*10(t) Termination Agreement dated May 1, 1991, between the Registrant and J. Rankin Tippins [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(t)]

*10(u) Termination Agreement dated May 1, 1991, between the Registrant and O. Dale Burris [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(u)]

*10(v) Termination Agreement dated May 1, 1991, between the Registrant and Robert M. McDonald [Registrant's 10-K (1991) SEC File No. 1-4371,
          Exhibit 10(v)]

*10(w) Trust Agreement dated June 11, 1991 between the Registrant and Texas Commerce Bank National Association [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(w)]

*10(x) First Amendment dated June 1, 1992, to Trust Agreement dated June 11, 1991, between the Registrant and Texas Commerce Bank National Association [Registrant's 10-K (1992) SEC File No. 1-4371, Exhibit 10(x)]

*10(y) Nonemployee Director Retirement Plan of the Registrant effective January 1, 1992 [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(x)]

*10(z) Executive Retirement Agreement dated May 1, 1991, between the Registrant and Wendell W. Gamel [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(y)]

*10(aa) Executive Retirement Agreement dated May 1, 1991, between the Registrant and Coy J. Scribner [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(z)]

*10(bb) Executive Retirement Agreement dated May 1, 1991, between the Registrant and Ray F. Thompson [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(aa)]

*10(cc) Executive Retirement Agreement dated May 1, 1991, between the Registrant and O. Dale Burris [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(bb)]

*10(dd) Executive Retirement Agreement dated July 1, 1991, between Registrant and J. Rankin Tippins [Registrant's 10-K (1991) SEC File No. 1-4371,
          Exhibit 10(cc)]

*10(ee) Executive Retirement Agreement dated April 26, 1994, between the Registrant and Richard F. Miles [Registration No. 33-56533, Exhibit 10(ee)]

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

23        Consent of independent accountants

27 Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws

         (B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were required to be filed during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TECH-SYM CORPORATION

                                            By:  /s/ RAY F. THOMPSON
                                            Ray F. Thompson,  Vice President,
                                            Treasurer and Controller  (Principal
                                            financial officer and principal
                                            accounting officer)
Date:  March 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            By: /s/ WENDELL W. GAMEL
                                           Wendell  W.  Gamel,  Chairman  of the
                                           Board,  President  and  Director
                                           (Principal executive officer)
Date:  March 29, 1996


                                            By: /s/ W. L. CREECH
                                                    W. L. Creech
                                                    Director
Date:  March 29, 1996


                                            By: /s/ MICHAEL C. FORREST
                                                    Michael C. Forrest
                                                    Director
Date:  March 29, 1996


                                            By: /s/ A. A. GALLOTTA, JR.
                                                    A. A. Gallotta, Jr.
                                                    Director
Date:  March 29, 1996

                                            By: /s/ CHRISTOPHER C. KRAFT, JR.
                                                    Christopher C. Kraft,  Jr.
                                                    Director
Date:  March 29, 1996


                                            By: /s/ ROBERT E. MOORE
                                                    Robert E. Moore
                                                    Director
Date:  March 29, 1996


                                            By: /s/ COY J. SCRIBNER
                                                    Coy J. Scribner
                                                    Director
Date:  March 29, 1996


                                            By: /s/ ROLLIN J. SLOAN
                                                    Rollin J. Sloan
                                                    Director
Date:  March 29, 1996


                                            By: /s/ JOAL A. TERESKO
                                                    Joal A. Teresko
                                                    Director
Date:  March 29, 1996


                                            By: /s/ CHARLES K. WATT
                                                    Charles K. Watt
                                                    Director
Date:  March 29, 1996

                            FINANCIAL STATEMENTS AND
                                   SCHEDULES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                    Page in
                                                                  Annual Report*
                                                                  --------------
        (a) The following documents are filed as part of this report:

           (1)  Financial Statements:

                Consolidated Statements of Income for
                 the three years ended December 31, 1995                22

                Consolidated Balance Sheets at
                 December 31, 1995 and 1994                             23

                Consolidated Statements of Cash Flows for
                 the three years ended December 31, 1995                24

                Consolidated Statements of Changes in
                 Shareholders' Investment for the three
                 years ended December 31, 1995                          25

                Notes to Consolidated Financial Statements              26

                Quarterly Financial Information (Unaudited)             35

                Report of Independent Accountants                       36

                                                                       Page
                                                                  in this Report
                                                                    on Form 10-K
                                                                   -------------
           (2)  Financial Statement Schedules:

                     Report of Independent Accountants on
                      Financial Statement Schedules                     S-2

             II      Valuation and Qualifying Accounts and
                       Reserves for the three years ended
                              December 31, 1995                         S-3

        *Incorporated by reference from the indicated pages of the 1995 Annual Report to Shareholders.

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      Report of Independent Accountants on
                          Financial Statement Schedules


        To the Board of Directors of
         Tech-Sym Corporation:

        Our audits of the consolidated financial statements referred to in our report dated February 22, 1996 appearing in the 1995 Annual Report to Shareholders of Tech-Sym Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

        /s/ Price Waterhouse LLP
        PRICE WATERHOUSE LLP

        Houston, Texas
        February 22, 1996

                                       S-2

                     TECH-SYM CORPORATION AND SUBSIDIARIES
          Valuation and Qualifying Accounts and Reserves (Schedule II)
                  For the Three Years Ended December 31, 1995

===========================================================================================================================
                                 (In thousands)
                                 Charged                       Charged                       Charged
                        Balance  to costs                      to costs                      to costs
                          at       and                Balance    and                Balance    and                Balance
                       beginning expenses Deductions  at end   expenses Deductions  at end   expenses Deductions   at end
      Description       of 1993    1993      1993     of 1993    1994      1994     of 1994    1995      1995     of 1995
      -----------       -------    ----   ----------  -------    ----   ----------  -------    ----   ----------  -------
Tech-Sym Corporation and
Consolidated Subsidiaries
-------------------------
Reserves deducted
 from assets:

 Current receivables     $ 231     $ 164    $ 173      $ 222     $ 476    $ 234      $ 464    $1,836   $1,069     $1,231

 Long-term receivables     172       287      147        312       162      262        212       394        0        606
                           ---       ---      ---        ---       ---      ---        ---     -----    -----      -----
                         $ 403     $ 451    $ 320      $ 534     $ 638    $ 496      $ 676    $2,230   $1,069     $1,837
                           ===       ===      ===        ===       ===      ===        ===     =====    =====      =====

                                       S-3