Form 10-Q
period 1996-03-31
TECH SYM CORP
filed 1996-05-13
CIK 96669

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                  OUTSTANDING AT APRIL 30, 1996
          ------                  -----------------------------
Common Stock, $.10 par value                6,576,531

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

  Item 1.  Financial Statements

    Consolidated Balance Sheet March 31, 1996
      and December 31, 1995 ...........................................  1

    Consolidated Statement of Income and Accumulated
      Earnings for Three Months Ended March 31,
      1996 and 1995 ...................................................  2

    Consolidated Statement of Cash Flows for the
      Three Months Ended March 31, 1996 and 1995 ......................  3

    Notes to Consolidated Financial Statements ........................  4-5

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations .....................  6-7

Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K ...........................  8

Signatures ............................................................  8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
                                                      March 31,     December 31,
                                                        1996           1995
                                                     -----------    ------------
                                                        (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents ....................     $  24,539      $  20,715
    Short-term investments .......................        18,184            100
    Receivables - net ............................        54,187         54,199
    Unbilled revenue .............................        42,055         39,137
    Inventories ..................................        71,896         59,492
    Other ........................................         2,049          4,675
                                                       ---------      ---------
          Total current assets ...................       212,910        178,318
  Property, plant and equipment - net ............        45,880         42,469
  Long term receivables - net ....................        10,314         10,567
  Other assets ...................................        37,515         33,672
                                                       ---------      ---------
          Total assets ...........................     $ 306,619      $ 265,026
                                                       =========      =========
Liabilities
  Current liabilities:
    Notes payable ................................     $  30,276      $  24,237
    Current maturities of long-term debt .........         7,211          4,861
    Accounts payable .............................        14,777         14,480
    Billings in excess of cost and
      estimated earnings on uncompleted
      contracts ..................................        10,139          6,880
    Taxes on income ..............................         2,865          1,366
    Accrued and other liabilities ................        20,720         22,737
                                                       ---------      ---------
          Total current liablilites ..............        85,988         74,561
  Long-term debt .................................        26,303         29,522
  Deferred income taxes
  Other liabilities ..............................        42,232         10,925
                                                       ---------      ---------
          Total liabilities ......................       154,523        115,008
Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value;
   none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,881,731 and 7,860,351 shares ................           788            786
  Additional capital .............................        38,759         38,486
  Accumulated earnings ...........................       125,134        122,855
  Cumulative translation adjustments .............        (1,541)        (1,095)
  Common stock held in treasury at
   cost (1,308,600 and 1,307,592 shares) .........       (11,044)       (11,014)
                                                       ---------      ---------
          Total shareholders' investment .........       152,096        150,018
                                                       ---------      ---------
          Total liabilities and
           shareholders' investment ..............     $ 306,619      $ 265,026
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                                          For The Three Months
                                                            Ended March 31,
                                                      -------------------------
                                                        1996            1995
                                                      ---------       ---------
                                                     (stated in thousands except
                                                       for per share amounts)

Sales ..........................................      $  71,685       $  52,794
                                                      ---------       ---------
Costs and expenses:
    Cost of sales ..............................         45,494          35,063
    Selling, general and administrative
      expenses .................................         16,745          12,508
    Company sponsored product
      development ..............................          5,447           3,390
    Interest expense ...........................          1,263             878
    Interest and other (income)
      expense - net ............................           (643)           (856)
                                                      ---------       ---------
                                                         68,306          50,983
                                                      ---------       ---------
       Income  before income taxes .............          3,379           1,811
Provision for income taxes .....................          1,100             653
                                                      ---------       ---------
       Net income ..............................          2,279           1,158
Accumulated earnings:
    Beginning of period ........................        122,855         109,820
                                                      ---------       ---------
    End of period ..............................      $ 125,134       $ 110,978
                                                      =========       =========
Earnings per common share:
       Net income ..............................      $     .35       $     .18
                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

Tech-Sym Corporation
Consolidated Statement of Cash Flows
                                                           For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
                                                          (stated in thousands)
Cash flows from operating activities:
  Net income .......................................     $  2,279      $  1,158
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization .................        2,465         2,483
  Change in operating assets and liabilities:
     Receivables ...................................       25,977        (1,778)
     Unbilled revenue ..............................       (2,918)       (2,646)
     Inventories ...................................       (2,313)       (6,216)
     Accounts payable and taxes on income ..........          863         4,984
     Billing in excess and
      other accrued liabilities ....................        3,259         4,810
     Long-term receivables - net and
      other assets .................................       (1,539)       (1,783)
     Other - net ...................................      (10,983)       (1,966)
                                                         --------      --------
  Net cash provided by
    (used for) operating activities ................       17,090          (954)
                                                         --------      --------
Cash flows from investing activities:
  Capital expenditures .............................       (5,310)         (978)
  Payment for purchase of business,
   net of cash acquired ............................        7,656
  Purchase of investment securities ................      (18,084)
  Other investing activities .......................          (42)
                                                         --------      --------
  Net cash used for investing activities ...........      (15,738)       (1,020)
                                                         --------      --------
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements .......................        8,137         5,485
  Proceeds from long-term debt .....................           81         1,610
  Payments on long-term debt .......................       (5,991)       (4,675)
  Proceeds from exercise of stock options ..........          275
  Cash paid to acquire treasury shares .............          (30)
                                                         --------      --------
  Net cash provided by financing activities ........        2,472         2,420
                                                         --------      --------
Net increase (decrease) in
  cash and cash equivalents ........................        3,824           446
  Cash and cash equivalents at
   beginning of period .............................       20,715        24,083
                                                         --------      --------
  Cash and cash equivalents at end of period .......     $ 24,539      $ 24,529
                                                         ========      ========
Cash flow from operating activities include:
  Interest paid ....................................     $  1,746      $  1,404
  Income taxes paid ................................           30           281

The accompanying notes are an integral part of these consolidated financial statements.
                                     Page 3

Notes to Consolidated Financial Statements

1. The unaudited consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries ("the Company") for the three month period ended March 31, 1996 and 1995 and should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $71,896,000 at March 31, 1996, include raw materials of $30,870,000 and work-in-process and finished goods of $41,026,000.


3. Shares of common stock of the Company have been reserved at March 31, 1996 for issuance as follows:

        38,100 shares for issuance upon exercise of options granted under the 1980 Stock Option Plan of the Company.

        20,000 shares for issuance upon exercise of options granted to nonemployee directors.

        670,890 shares for issuance upon exercise of options granted or to be granted under the 1990 Stock Option Plan of the Company.

        3,646,061 shares for issuance upon exercise of common stock purchase rights granted pursuant to the Company's Common Stock Purchase Rights Plan adopted by the Board of Directors on June 1, 1988.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

    Provision for federal income taxes for the three month period ended March 31, 1996 and 1995 was equivalent to an effective rate of 32% and 34%, respectively, of earnings before income taxes. The difference between the effective rate and the U.S. statutory rate for 1996 is due principally to tax benefits of foreign sales.

                                     Page 4

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (6,563,000 and 6,493,000 for the three months ended March 31, 1996 and 1995, respectively).

6. Financial results for 1995 have been restated from those reported the same period in the prior year to reflect the acquisition of CogniSeis Development, Inc., in June 1995, which was accounted for as a pooling of interests and to reflect the deferral of revenue recoginition on certain sales where the right of exchange for credit existed.

                                     Page 5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities provided cash in the amount of $17,090,000 for the three months ended March 31, 1996, and used cash in the amount of $954,000 for the three months ended March 31, 1995. During March 1989, the Company completed a long-term unsecured note financing in the principal amount of $20,000,000. In March, 1995, the Company began to repay such amount in annual principal installments of approximately $2,857,000. The terms of the unsecured note financing impose limitations on future (addi tional) borrowings. Given the current level of liquid assets and projected cash flows from future operations, the Company does not presently anticipate the need for future borrowings in excess of such limitations. Subsequent to the completion of the note financing, the Company also negotiated new unsecured bank lines of credit which, among other changes, removed the restrictions as to amounts that may be distributed from subsidiaries to Tech-Sym Corporation. At March 31, 1996, the Company had unused committed lines of credit which aggregated $31,237,000.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $5,310,000 and $978,000 for the three months ended March 31, 1996 and 1995, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                                            Comparison of
                                                             Three Months
                                                            Ended March 31,
                                                            1996 AND 1995
                                                            ---------------
                                                       Increase(Decrease)
                                                      (stated in thousands)

          Sales ...........................................   $ 18,891
          Costs and expenses ..............................    (17,323)
                                                              --------
          Income before income taxes ......................      1,568
          Provision for income taxes ......................       (447)
                                                              --------
          Net income ......................................   $  1,121
                                                              ========
                                     Page 6

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995:

Sales for the period ended March 31, 1996 increased 36% while costs and expenses increased 34% which resulted in an increase in income before income taxes of 87% over the like quarter of the previous year. This 23% increase in sales was the result of (i) increase sales in the geoscience area ($8,545,000 or 53%) primar ily due to shipments of the new 24-bit module, (ii) increased sales in the communication area ($7,804,000 or 36%) primarily due to the acquisition of TELEFUNKEN Sendertechnik GmbH effective January 1, 1996 and to a lesser extent, greater demand for mi crowave components and antennas, and (iii) increased sales in the defense system area ($3,179,000 or 25%) primarily due to the transition of two major programs from the development stage into the production stage.

Cost of sales increased 30% while selling, general and adminis trative expenses increased 34% as compared to the first quarter of 1995. These increases compare favorably to the 36% in sales. Company sponsored product development increased 61% for the current quarter due to increased projects in the communications area and to a lesser extent in the geoscience area. Interest expense increased 44% over the same quarter in the previous year due to an increase in average debt outstanding for the period. Interest and other income decreased 25% for the current quarter.

A lower effective tax rate also contributed to the increase in net income. See
Note 4 of the Notes to the Consolidated Finan cial Statements contained on pages 4 and 5 of this report for income tax information.

                                     Page 7

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

    (b) Three reports on Form 8-K were filed with the Commission during the three months ended March 31, 1996, as follows:

        (i) Form 8-K dated January 15, 1996, with regard to the acquisition of TELEFUNKEN Sendertechnik GmbH;

       (ii) Form 8-K dated February 22, 1996, incorporating a press release announcing 1995 year end financial re sults;

      (iii) Form 8-K/A Amendment No. dated March 15, 1996, with regard to the acquisition of TELEFUNKEN Sender technik GmbH.

     No financial statements were filed as a part of this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                         TECH-SYM CORPORATION
                                              Registrant

Date:  May 13, 1996                      /s/WENDELL W. GAMEL
                                         Wendell W. Gamel, Chairman of
                                         the Board and President

Date:  May 13, 1996                      /s/RAY F. THOMPSON
                                         Ray F. Thompson, Vice-
                                         President, Treasurer,
                                         Controller and Chief
                                         Financial Officer