Form 10-Q
period 1996-06-30
TECH SYM CORP
filed 1996-08-14
CIK 96669

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                                OUTSTANDING AT JULY 31, 1996
Common Stock, $.10 par value                            6,217,481

                                    Form 10-Q

Tech-Sym Corporation
                                      INDEX
                                                                  PAGE NO.
Part I.  Financial Information:

Consolidated Balance Sheet June 30, 1996
      and December 31, 1995 .....................................    1

Consolidated Statement of Income and Accumulated
      Earnings for Three Months Ended June 30,
      1996 and 1995 .............................................    2

Consolidated Statement of Income and Accumulated
      Earnings for Six Months ended June 30,
      1996 and 1995 .............................................    3

Consolidated Statement of Cash Flows for the
      Six Months Ended June 30, 1996 and 1995 ...................    4

Notes to Consolidated Financial Statements ......................   5-6

Management's Discussion and Analysis of financial
      Condition and Results of Operations .......................   7-9


Part II.  Other Information:

Item 6.  Exhibits and Reports on Form 8-K .......................  10-11

Signatures ......................................................   11

Page 1                                                                 Form 10-Q
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
                                              June 30, 1996    December 31, 1995
                                              -------------    -----------------
                                                 (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents ...............   $  37,864        $  20,715
    Short-term investments ..................         100              100
    Receivables - net .......................      56,636           54,199
    Unbilled revenue ........................      45,175           39,137
    Inventories .............................      84,758           59,492
    Other ...................................       2,279            4,675
                                                ---------        ---------
          Total current assets ..............     226,812          178,318
  Property, plant and equipment - net .......      46,321           42,469
  Long term receivables - net ...............       9,799           10,567
  Other assets ..............................      34,792           33,672
                                                ---------        ---------
          Total assets ......................   $ 317,724        $ 265,026
                                                =========        =========
Liabilities
  Current liabilities:
    Notes payable ...........................   $  11,338        $  24,237
    Current maturities of long-term debt ....       6,620            4,861
    Accounts payable ........................      23,863           14,480
    Billings in excess of cost and
      estimated earnings on uncompleted
      contracts .............................       8,622            6,880
    Taxes on income .........................       7,693            1,366
    Accrued and other liabilities ...........      18,877           22,737
                                                ---------        ---------
          Total current liablilites .........      77,013           74,561
  Long-term debt ............................      14,551           29,522
  Minority interest .........................      18,359
  Other liabilities and deferred credits ....      40,483           10,925
                                                ---------        ---------
          Total liabilities .................     150,406          115,008
Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value;
   none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,893,481 and 7,860,351 shares ...........         789              786
  Additional capital ........................      39,027           38,486
  Accumulated earnings ......................     140,150          122,855
  Cumulative translation adjustments ........      (1,604)          (1,095)
  Common stock held in treasury at
   cost (1,308,600 and 1,307,592 shares) ....     (11,044)         (11,014)
                                                ---------        ---------
          Total shareholders' investment ....     167,318          150,018
                                                ---------        ---------
          Total liabilities and
           shareholders' investment .........   $ 317,724        $ 265,026
                                                =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
Accumulated Earnings
                                                         For The Three Months
                                                             Ended June 30,
                                                       ------------------------
                                                         1996            1995
                                                       ---------      ---------
                                                     (stated in thousands except
                                                        for per share amounts)

Sales ............................................     $  71,184      $  59,101
                                                       ---------      ---------
Costs and expenses:
    Cost of sales ................................        44,987         39,177
    Selling, general and administrative
      expenses ...................................        17,711         11,770
    Company sponsored product
      development ................................         5,357          3,569
    Interest expense .............................           760            832
    Gain on issuance of stock
      by subsidiary ..............................       (21,166)
    Interest and other (income)
      expense - net ..............................        (1,017)        (1,039)
                                                       ---------      ---------
                                                          46,632         54,309
                                                       ---------      ---------
       Income  before income taxes
         minority interest and
         extraordinary item ......................        24,552          4,792
Provision for income taxes .......................         8,460          1,464
Minority interest expense ........................            41
                                                       ---------      ---------
       Income before extraordinary item ..........        16,051          3,328
Extraordinary item:
   Loss on early extinguishment of debt,
     net of applicable income taxes
     of $557 .....................................         1,035
                                                       ---------      ---------
       Net income ................................        15,016          3,328
Accumulated earnings:
    Beginning of period ..........................       125,134        110,978
                                                       ---------      ---------
    End of period ................................     $ 140,150      $ 114,306
                                                       =========      =========
Earnings per common share:
       Income before extraordinary item ..........     $    2.44      $    0.51
       Extraordinary item ........................         (0.16)          0.00
                                                       ---------      ---------
       Net income ................................     $    2.28      $    0.51
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
Accumulated Earnings
                                                           For The Six Months
                                                             Ended June 30,
                                                       ------------------------
                                                          1996           1995
                                                       ---------      ---------
                                                     (stated in thousands except
                                                         for per share amounts)

Sales ............................................     $ 142,869      $ 111,895
                                                       ---------      ---------
Costs and expenses:
    Cost of sales ................................        90,481         74,240
    Selling, general and administrative
      expenses ...................................        34,456         24,278
    Company sponsored product
      development ................................        10,804          6,959
    Interest expense .............................         2,023          1,710
    Gain on issuance of stock
      by subsidiary ..............................       (21,166)
    Interest and other (income)
      expense - net ..............................        (1,660)        (1,895)
                                                       ---------      ---------
                                                         114,938        105,292
                                                       ---------      ---------
       Income  before income taxes
         minority interest and
         extraordinary item ......................        27,931          6,603
Provision for income taxes .......................         9,560          2,117
Minority interest expense ........................            41
                                                       ---------      ---------
       Income before extraordinary item ..........        18,330          4,486
Extraordinary item:
   Loss on early extinguishment of debt,
     net of applicable income taxes
     of $557 .....................................         1,035
                                                       ---------      ---------
       Net income ................................        17,295          4,486
Accumulated earnings:
    Beginning of period ..........................       122,855        109,820
                                                       ---------      ---------
    End of period ................................     $ 140,150      $ 114,306
                                                       =========      =========
Earnings per common share:
       Income before extraordinary item ..........     $    2.79           0.69
       Extraordinary item ........................         (0.16)          0.00
                                                       ---------      ---------
       Net income ................................     $    2.63      $    0.69
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Cash Flows
                                                            For the Six Months
                                                              Ended June 30,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
                                                           (stated in thousands)
Cash flows from operating activities:
  Net income ...........................................   $ 17,295    $  4,486
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization .....................      6,019       5,477
     Gain on issuance of stock by subsidiary ...........    (21,166)
  Change in operating assets and liabilities:
     Receivables .......................................     (2,437)        823
     Unbilled revenue ..................................     (6,038)     (3,194)
     Inventories .......................................    (25,266)     (7,550)
     Accounts payable and taxes on income ..............     15,710       1,001
     Billing in excess and
      other accrued liabilities ........................     (2,118)      2,793
     Long-term receivables - net and other assets ......     (1,511)     (1,276)
     Other liabilities and deferred credits ............     29,558      (1,100)
     Other .............................................      1,887      (1,881)
                                                           --------    --------
  Net cash provided by
    (used for) operating activities ....................     11,933        (421)
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures .................................     (8,411)     (4,782)
  Other investing activities ...........................       (301)        (75)
                                                           --------    --------
  Net cash used for investing activities ...............     (8,712)     (4,857)
                                                           --------    --------
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements ...........................    (11,859)      4,281
  Proceeds from long-term debt .........................      3,406       1,607
  Payments on long-term debt ...........................    (17,658)     (4,854)
  Proceeds from issuance of subsidiary common stock ....     39,525
  Proceeds from exercise of stock options ..............        544         464
  Cash paid to acquire treasury shares .................        (30)
                                                           --------    --------
  Net cash provided by financing activities ............     13,928       1,498
                                                           --------    --------
Net increase (decrease) in
  Cash and cash equivalents ............................     17,149      (3,780)
  Cash and cash equivalents at beginning of period .....     20,715      24,083
                                                           --------    --------
  Cash and cash equivalents at end of period ...........   $ 37,864    $ 20,303
                                                           ========    ========
Cash flow from operating activities include:
  Interest paid ........................................   $  2,864    $  1,816
  Income taxes paid ....................................      2,553       3,371

The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                                 Form 10-Q

Tech-Sym Corporation

Notes to Consolidated Financial Statements

1. The unaudited consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries ("the Company") for the three month and six month periods ended June 30, 1996 and 1995 and should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited state-ments have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $84,758,000 at June 30, 1996, include raw materials of $29,338,000 and work-in-process and finished goods of $55,420,000.

3. Shares of common stock of the Company have been reserved at June 30, 1996 for issuance as follows:

                  26,500 shares for issuance upon exercise of options granted under the 1980 Stock Option Plan of the Company.

                  20,000 shares for issuance upon exercise of options granted to nonemployee directors.

                  660,840 shares for issuance upon exercise of options granted or to be granted under the 1990 Stock Option Plan of the Company.

                  3,638,610 shares for issuance upon exercise of common stock purchase rights granted pursuant to the Company's Common Stock Purchase Rights Plan adopted by the Board of Directors on June 1, 1988.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

         Provision for federal income taxes for the three month and six month periods ended June 30, 1996 and 1995 was equivalent to an effective rate of 32% for both periods of normal operating earnings before income taxes. Provision for income taxes on the gain on issuance of stock by subsidiary was calculated using a 35% rate. The difference between the effective rate and the U.S. statutory rate for 1996 is due principally to tax benefits of foreign sales.

Page 6                                                                 Form 10-Q
Tech-Sym Corporation
Notes to Consolidated Financial Statements - Continued

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (6,579,000 and 6,511,000 for the three months ended June 30, 1996 and 1995, respectively, and 6,571,000 and 6,501,000 for the six month period ended June 30, 1996 and 1995, respectively).

6. Financial results for 1995 have been restated from those reported the same period in the prior year to reflect the acquisition of CogniSeis Development, Inc., in June 1995, which was accounted for as a pooling of interests and to reflect the deferral of revenue recognition on certain sales where the right of exchange for credit existed.

7. Effective June 24, 1996, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. Through August 9, 1996, the Company had repurchased 443,500 shares at an average price of $25.69 per share.

Page 7                                                                 Form 10-Q

Tech-Sym Corporation
Management's Discussion and Analysis of Financial Condition and
Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities provided cash in the amount of $11,933,000 for the six months ended June 30, 1996, versus the use of $421,000 for the six months ended June 30, 1995. Effective May 17, 1996, the Company's subsidiary, GeoScience Corporation, completed an initial public offering of 2,597,600 shares of its common stock. After the offering, the Company owned 75.3% of this subsidiary. The net proceeds to the subsidiary were $40.5 million of which $27.5 million was used to repay borrowings from the Company. The Company in turn used these proceeds to pay $11.4 million off a revolving credit facility and the balance to prepay its senior unsecured notes which were entered into in March 1989. At June 30, 1995, the Company had unused committed lines of credit which aggregated $41.4 million.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $8,411,000 and $4,782,000 for the six months ended June 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                              Comparison of       Comparison of
                                              Three Months        Six Months
                                              Ended June 30,      Ended June 30,
                                              1996 and 1995       1996 and 1995
                                              --------------     --------------
                                                   Increase (Decrease)
                                                  (stated in thousands)

Sales ...................................       $ 12,083             $ 30,974
Costs and expenses ......................         (7,677)               9,646
                                                --------             --------
Income before income taxes,
  minority interest and
  extraordinary item ....................         19,760               21,328
Provision for income taxes ..............          6,996                7,443
Minority interest expense ...............             41                   41
                                                --------             --------
Income before extraordinary item ........         12,723               13,844
Extraordinary item ......................          1,035                1,035
                                                --------             --------
Net income ..............................       $ 11,688             $ 12,809
                                                ========             ========

Page 8                                                                Form 10-Q

Tech-Sym Corporation
Management's Discussion and Analysis of Financial Condition and
Results of Operations - Continued

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

Sales for the quarter ended June 30, 1996 increased 20% while costs and expenses decreased 14% which resulted in an increase in income before income taxes, minority interest and extraordinary item of 412%. This 20% increase in sales was the result of (i) increased sales in the geoscience area ($4,878,000 or 24%) primarily due to shipments of its new 24-bit module, (ii) increase sales in the communication area ($4,799,000 or 22%) primarily due to a greater demand for microwave components and antennas and to a lesser extent the addition of sales from TELEFUNKEN Sendertechnik GmbH which was acquired effective January 1, 1996, and (iii) increased sales in the defense systems area ($2,338,000 or 16%) primarily due to the transition of two major production programs from the development stage into the production stage.

Cost of sales increased 15% while selling, general and administrative expense increased 50% as compared to the first quarter of 1995. The increase in cost of sales compares favorably with the increase in sales while the selling, general and administrative expense increased at a faster rate primarily due to the additional selling, general, and administrative costs associated with several acquired businesses including (i) Photon System Ltd., which was acquired effective September 12, 1995 in the geoscience area, (ii) TELEFUNKEN Sendertechnik GmhB, which was acquired effective January 1, 1996 in the communications area, and (iii) a minor acquisition in the microwave component area.

Company sponsored product development increased 50% primarily due to the relatively higher costs of product development at TELEFUNKEN Sendertechnik GmbH which was acquired January 1, 1996, and to additional programs in the domestic high power broadcast area. Interest expense decreased slightly due to the funds received from a subsidiary initial public offering previously discussed which were used to pay down debt . The Company recorded a gain of $21.2 million on the issuance of stock by a subsidiary as discussed in the Liquidity and Capital Resource section of this report. Interest and other (income) expense - net was essentially the same for both periods. See Note 4 of the Notes to the Consolidated Financial Statements contained on pages 5 and 6 of this report for income tax information. The extraordinary item was the premium to prepay the Company's senior notes as described elsewhere in this report.

Page 9                                                                Form 10-Q
Tech-Sym Corporation
Management's Discussion and Analysis of Financial Condition and
Results of Operations - Continued

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995:

Sales for the six month period ended June 30, 1996 increased 28% while costs and expenses increased 9% which resulted in an increase in income before income taxes, minority interest and extraordinary item of 323%. The increase in sales was attributable to increases in sales of the (i) geoscience area ($13,423,000 or 37%), (ii) communication area ($12,602,000 or 29%), and (iii) defense systems area ($5,517,000 or 20%). The reasons for these increases are substantially the same as those discussed for the quarterly comparison.

Cost of sales increased 22% while selling, general and administrative expense increased 42% for the six month period ended June 30, 1996. Company sponsored product development increased 55%, essentially for the same reasons as discussed in the quarterly comparison, interest expense increased 18% as a result of higher borrowings in the first quarter of 1996, gain in issuance of stock by a subsidiary was $21.2 million, and interest and other (income) expense decreased 12%. Income tax information and the extraordinary item were discussed in the quarterly comparison.

Page 10                                                                Form 10-Q
Tech-Sym Corporation

                           PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

As previously reported, the Company received notice on October 18, 1994, that Thomcast A.G. ("Thomcast") commenced an action in the United States District Court for the Northern District of Alabama, Southern Division, alleging that Continental Electronics Corporation ("Continental"), a wholly-owned subsidiary of the Company, and Eternal Word Television Network, Inc., ("EWTN) a customer of Continental, have infringed and are infringing two claims of United States patent No. 4,560,944 (the "Patent") assigned to Thomcast.

On July 15, 1996, the court granted Continental's motion for summary judgment stating that "[T]here is no genuine issue of material fact and defendant [Continental] is entitled to judgment as a matter of law." EWTN has subsequently filed its own motion for summary judgment and Thomcast has filed a motion for reconsideration of order granting summary judgment.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The shareholders of Registrant took the following action at the Annual Meeting held April 30, 1996:

1. Elected all nine management nominees for directors pursuant to proxies solicited without opposition under regulation 14A, as stated below:

                                       VOTES IN                   VOTES
   NOMINEE                              FAVOR                    WITHHELD

   W. L. Creech                       6,066,847                    18,348
   M. C. Forrest                      6,059,477                    25,718
   A. A. Gallotta, Jr.                6,060,047                    25,148
   W. W. Gamel                        6,013,047                    72,148
   C. C. Kraft, Jr.                   6,066,847                    18,348
   R. E. Moore                        6,013,847                    71,348
   C. J. Scribner                     6,013,847                    71,348
   J. A. Teresko                      6,066,847                    18,348
   C. K. Watt                         6,059,247                    25,948

2. Ratified the appointment of Price Waterhouse as independent accountants of the Registrant for the year ending December 31, 1996 (6,048,968 shares voted for, 19,165 shares voted against and 17,062 shares abstained).

Page 11                                                                Form 10-Q
Tech-Sym Corporation
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1996.


         No financial statements were filed as a part of this report.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TECH-SYM CORPORATION
                                                     Registrant

Date:   August 14, 1996                    /S/ WENDELL W. GAMEL
                                               Wendell W. Gamel, Chairman of the
                                               Board and President

Date:   August 14, 1996                    /S/ RAY F. THOMPSON
                                               Ray F. Thompson, Vice President,
                                               Treasurer, and Chief Financial
                                               Officer