Form 10-Q
period 1996-09-30
TECH SYM CORP
filed 1996-11-14
CIK 96669

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ___________.

        Commission file number 1-4371

                              TECH-SYM CORPORATION
             (Exact name of Registrant as specified in its charter)


                  Nevada                                 74 1509818
    -------------------------------                   ----------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


10500 Westoffice Drive, Houston, Texas                     77042
--------------------------------------                     -----
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code:  713/785-7790

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X].  No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                  OUTSTANDING AT OCTOBER 31, 1996
----------------------------      -------------------------------
Common Stock, $.10 par value                  6,033,331

                                                                       Form 10-Q
Tech-Sym Corporation

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

Part I.  Financial Information:

  Consolidated Balance Sheet September 30, 1996
    and December 31, 1995 ................................................   1

  Consolidated Statement of Income and Accumulated
    Earnings for Three Months Ended September 30,
    1996 and 1995 ........................................................   2

  Consolidated Statement of Income and Accumulated
    Earnings for Nine Months Ended September 30,
    1996 and 1995 ........................................................   3

  Consolidated Statement of Cash Flows for the
    Nine Months Ended September 30, 1996 and 1995 ........................   4

  Notes to Consolidated Financial Statements .............................  5-6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ..................................  7-9



Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K ..............................  10


Signatures ...............................................................  10

Page 1                                                                Form 10-Q
                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
                                                  September 30,    December 31,
                                                      1996           1995
                                                    ---------      ---------
                                                      (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents .................     $  27,353      $  20,715
    Short-term investments ....................         6,415            100
    Receivables - net .........................        61,400         54,199
    Unbilled revenue ..........................        52,989         39,137
    Inventories ...............................        83,335         59,492
    Other .....................................         2,511          4,675
                                                    ---------      ---------
          Total current assets ................       234,003        178,318
  Property, plant and equipment - net .........        48,540         42,469
  Long-term receivables - net .................        11,861         10,567
  Other assets ................................        35,073         33,672
                                                    ---------      ---------
          Total assets ........................     $ 329,477      $ 265,026
                                                    =========      =========
Liabilities
  Current liabilities:
    Notes payable .............................     $  26,710      $  24,237
    Current maturities of long-term debt ......         6,145          4,861
    Accounts payable ..........................        29,694         14,480
    Billings in excess of cost and
      estimated earnings on uncompleted
      contracts ...............................         9,717          6,880
    Taxes on income ...........................         9,124          1,366
    Accrued and other liabilities .............        21,405         22,737
                                                    ---------      ---------
          Total current liablilites ...........       102,795         74,561
  Long-term debt ..............................        14,681         29,522
  Minority interest ...........................        16,805
  Other liabilities and deferred credits ......        38,211         10,925
                                                    ---------      ---------
          Total liabilities ...................       172,492        115,008
Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value;
   none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,908,631 and 7,860,351 shares .............           791            786
  Additional capital ..........................        39,241         38,486
  Accumulated earnings ........................       143,447        122,855
  Cumulative translation adjustments ..........        (1,631)        (1,095)
  Common stock held in treasury at
   cost (1,839,300 and 1,307,592 shares) ......       (24,863)       (11,014)
                                                    ---------      ---------
          Total shareholders' investment ......       156,985        150,018
                                                    ---------      ---------
          Total liabilities and
           shareholders' investment ...........     $ 329,477      $ 265,026
                                                    =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings

                                                       For The Three Months
                                                        Ended September 30,
                                                    -------------------------
                                                      1996            1995
                                                    (stated in thousands except
                                                       for per share amounts)

Sales ..........................................    $  88,110       $  65,260
                                                    ---------       ---------
Costs and expenses:
    Cost of sales ..............................       60,163          42,130
    Selling, general and administrative
      expenses .................................       16,753          13,520
    Company sponsored product
      development ..............................        4,794           3,573
    Interest expense ...........................        1,822           1,075
    Interest and other (income)
      expense - net ............................         (683)           (761)
                                                    ---------       ---------
                                                       82,849          59,537
                                                    ---------       ---------
       Income  before income taxes
         and minority interest .................        5,261           5,723
Provision for income taxes .....................        1,696           1,820
Minority interest expense ......................          268
                                                    ---------       ---------
       Net income ..............................        3,297           3,903
Accumulated earnings:
    Beginning of period ........................      140,150         114,306
                                                    ---------       ---------
    End of period ..............................    $ 143,447       $ 118,209
                                                    =========       =========
Earnings per common share:
       Net income ..............................    $    0.53       $    0.60
                                                    =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                                       For The Nine Months
                                                       Ended September 30,
                                                     ------------------------
                                                       1996            1995
                                                    (stated in thousands except
                                                       for per share amounts)

Sales ............................................   $ 230,979      $ 177,156
                                                     ---------      ---------
Costs and expenses:
    Cost of sales ................................     150,644        116,370
    Selling, general and administrative
      expenses ...................................      51,209         37,798
    Company sponsored product
      development ................................      15,598         10,532
    Interest expense .............................       3,845          2,785
    Gain on issuance of stock
      by subsidiary ..............................     (21,166)
    Interest and other (income)
      expense - net ..............................      (2,343)        (2,655)
                                                     ---------      ---------
                                                       197,787        164,830
                                                     ---------      ---------
       Income before income taxes,
         minority interest and
         extraordinary item ......................      33,192         12,326
Provision for income taxes .......................      11,256          3,937
Minority interest expense ........................         309
                                                     ---------      ---------
       Income before extraordinary item ..........      21,627          8,389
Extraordinary item:
   Loss on early extinguishment of debt,
     net of applicable income taxes
     of $557 .....................................       1,035
                                                     ---------      ---------
       Net income ................................      20,592          8,389
Accumulated earnings:
    Beginning of period ..........................     122,855        109,820
                                                     ---------      ---------
    End of period ................................   $ 143,447      $ 118,209
                                                     =========      =========
Earnings per common share:
       Income before extraordinary item ..........   $    3.35           1.29
       Extraordinary item ........................       (0.16)          0.00
                                                     ---------      ---------
       Net income ................................   $    3.19      $    1.29
                                                     =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Cash Flows

                                                            For the Nine Months
                                                            Ended September 30,
                                                           --------    --------
                                                             1996         1995
                                                           (stated in thousands)
Cash flows from operating activities:
  Net income ...........................................   $ 20,592    $  8,389
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization .....................      9,476       8,193
     Gain on issuance of stock by subsidiary ...........    (21,166)
  Change in assets and liabilities net of effects
   from purchase of Telefunken Sendertechnik GmbH:
     Receivables .......................................     18,764       2,860
     Unbilled revenue ..................................    (13,852)     (7,516)
     Inventories .......................................    (13,752)    (10,693)
     Accounts payable and taxes on income ..............     22,039      (2,481)
     Billing in excess and
      other accrued liabilities ........................      1,505       8,160
     Long-term receivables - net and other assets ......     (7,108)     (1,778)
     Other liabilities and deferred credits ............    (12,541)     (5,501)
     Other .............................................      1,628      (2,589)
                                                           --------    --------
  Net cash provided by
    (used for) operating activities ....................      5,585      (2,956)
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures .................................    (13,110)     (6,980)
  Payment for purchase of business,
   net of cash acquired ................................      7,656      (3,534)
  Other investing activities ...........................     (6,749)       (212)
                                                           --------    --------
  Net cash used for investing activities ...............    (12,203)    (10,726)
                                                           --------    --------
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements ...........................      3,149       7,730
  Proceeds from long-term debt .........................      3,702       1,932
  Payments on long-term debt ...........................    (20,887)     (4,918)
  Proceeds from issuance of subsidiary common stock ....     40,381
  Proceeds from exercise of stock options ..............        760         787
  Cash paid to acquire treasury shares .................    (13,849)
                                                           --------    --------
  Net cash provided by financing activities ............     13,256       5,531
                                                           --------    --------
Net increase (decrease) in
  Cash and cash equivalents ............................      6,638      (8,151)
  Cash and cash equivalents at beginning of period .....     20,715      24,083
                                                           --------    --------
  Cash and cash equivalents at end of period ...........   $ 27,353    $ 15,932
                                                           ========    ========


Cash flow from operating activities include:
  Interest paid ........................................   $  3,444    $  3,274
  Income taxes paid ....................................      2,703       5,281


The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                                 Form 10-Q

Tech-Sym Corporation

Notes to Consolidated Financial Statements

1. The unaudited consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries ("the Company") for the three month and nine month periods ended September 30, 1996 and 1995 and should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $83,335,000 at September 30, 1996, include raw materials of $22,822,000 and work-in-process and finished goods of $60,513,000.

3. Shares of common stock of the Company have been reserved at September 30, 1996 for issuance as follows:

          25,300 shares for issuance upon exercise of options granted under the 1980 Stock Option Plan of the Company.

          15,000 shares for issuance upon exercise of options granted to nonemployee directors.

          651,890 shares for issuance upon exercise of options granted or to be granted under the 1990 Stock Option Plan of the Company.

          3,378,511 shares for issuance upon exercise of common stock purchase rights granted pursuant to the Company's Common Stock Purchase Rights Plan adopted by the Board of Directors on June 1, 1988.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

     Provision for federal income taxes for the three and nine month periods ended September 30, 1996 and 1995 was equivalent to an effective rate of 32% of earnings from operations and an effective rate of 35% on both the gain resulting from the sale of subsidiary stock and the loss on early extinguishment of debt. The difference between the effective rate and the U.S. statutory rate for 1996 is due principally to tax benefits of foreign sales.

Page 6                                                             Form 10-Q

Tech-Sym Corporation

Notes to Consolidated Financial Statements - Continued

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (6,231,000 and 6,535,000 for the three months ended September 30, 1996 and 1995, respectively,and 6,452,000 and 6,513,000 for the nine month period ended September 30, 1996 and 1995, respectively).

6. Financial results for 1995 have been restated from those reported the same period in the prior year to reflect the acquisition of CogniSeis Development, Inc., in June 1995, which was accounted for as a pooling of interests and to reflect the deferral of revenue recognition on certain sales where the right of exchange for credit existed.

7. Effective June 20, 1996, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. Effective August 15, 1996, the Board authorized a 250,000 share increase in the stock repurchase plan, with a revised maximum amount of 750,000 shares. Through November 14, 1996, the Company had repurchased 571,700 shares at an average price of $26.20 per share.

Page 7                                                                 Form 10-Q

Tech-Sym Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities provided cash in the amount of $5,585,000 for the nine months ended September 30, 1996, versus the use of $2,956,000 for the nine months ended September 30, 1995. Effective May 17, 1996, the Company's subsidiary, GeoScience Corporation, completed an initial public offering of 2,597,600 shares of its common stock. After the offering, the Company owned 75.3% of this subsidiary. The net proceeds to the subsidiary were $40.5 million of which $27.5 million was used to repay borrowings from the Company. The Company, in turn, used these proceeds to reduce the outstanding balance on a revolving credit facility and to prepay its senior unsecured notes which were entered into in March of 1989. At September 30, 1996, the Company had unused committed lines of credit which aggregated $34.7 million.

During the nine months ended September 30, 1996, the Company repurchased 531,708 shares of its common stock, now held in treasury, at a total cost of $13,849,000. Additionally, the Company's subsidiary, GeoScience Corporation, repurchased 215,000 shares of its common stock as treasury shares at a total cost of $2,759,000.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $13,110,000 and $6,980,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Page 8                                                                 Form 10-Q

Tech-Sym Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                           Comparison of        Comparison of
                                            Three Months         Nine Months
                                        Ended September 30,  Ended September 30,
                                           1996 AND 1995        1996 AND 1995
                                              --------             -------
                                                    Increase(Decrease)
                                                  (stated in thousands)

Sales .................................       $ 22,850             $53,823
Costs and expenses ....................         23,312              32,957
                                              --------             -------
Income before income taxes,
  minority interest and
  extraordinary item ..................           (462)             20,866
Provision for income taxes ............           (124)              7,319
Minority interest expense .............            268                 309
                                              --------             -------
Income before extraordinary item ......           (606)             13,238
Extraordinary item ....................           ---                1,035
                                              --------             -------
Net income ............................       $   (606)            $12,203
                                              ========             =======

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

Sales for the quarter ended September 30, 1996 increased 35% while costs and expenses increased 39%, which resulted in a decrease in income before income taxes and minority interest of 8%. This 35% increase in sales was the result of
(i) increased sales in the communications area ($11,491,000 or 48%) primarily due to the addition of sales from TELEFUNKEN Sendertechnik GmbH which was acquired effective January 1, 1996 and, to a lesser extent, a greater demand for microwave components and antennas, (ii) increased sales in the geoscience area ($9,735,000 or 42%) primarily due to shipments of its new 24-bit digital acquisition systems, and (iii) increased sales in the defense systems area ($2,188,000 or 13%) primarily due to increased production on two major programs that transitioned from the development stage into the production stage during the preceding quarter.

Cost of sales increased 43% while selling, general and administrative expense increased 24% as compared to the third quarter of 1995. The increase in cost of sales was primarily due to (i) costs associated with increased sales, (ii) increased production costs on new products in the communications area, particularly at the newly acquired TELEFUNKEN Sendertechnik unit, and (iii) increased manufacturing costs of the new 24-bit modules over the standard 16-bit modules and a greater mix of lower margin seismic cables in the geoscience area. The increase in selling, general and administrative expense compares favorably with the increase in sales and was primarily due to the additional costs associated with several acquired businesses including (i) Photon Systems

Page 9                                                                 Form 10-Q

Tech-Sym Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Ltd., which was acquired effective September 12, 1995, in the geoscience area and (ii) TELEFUNKEN Sendertechnik and a minor microwave component product line in the communications area. Company sponsored product development costs increased 34% primarily due to relatively higher costs of product development at TELEFUNKEN Sendertechnik and to additional programs in the domestic broadcast area. Interest expense increased in the geoscience area for the quarter primarily due to borrowings required to support the increase in sales. Interest and other income decreased slightly as compared to the same quarter in 1995.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

Sales for the nine month period ended September 30, 1996 increased 30% while costs and expenses, without the gain from issuance of stock by our GeoScience subsidiary, increased 33%. Income before income taxes, minority interest and extraordinary item increased 169%, including the gain ($21,166,000) on issuance of stock by GeoScience. The increase in sales was attributable to increases in sales in the (i) communications area ($24,093,000 or 36%), (ii) geoscience area ($17,073,000 or 26%), and (iii) defense systems area ($7,705,000 or 17%). The reasons for these revenue increases are substantially the same as those discussed for the quarterly comparisons.

Cost of sales increased 29% while selling, general and administrative expenses increased 35% for the nine month period ended September 30, 1996. The reasons for these increases are substantially the same as those discussed for the quarterly comparison. Company sponsored product development increased 48%, primarily for the same reasons as discussed in the quarterly comparison, and due to additional product development costs related to antenna products in the communications area. Interest expense increased 38% as a result of higher borrowings required to support the increases in sales. Net interest and other (income) expense decreased 12%, as the increase in interest income on long-term receivables in the geoscience area ($646,000) was offset by lower interest income earnings on cash on hand in all areas during the period.

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


                                   TECH-SYM CORPORATION
                                   --------------------
                                         Registrant


Date:  November 14, 1996           /S/ WENDELL W. GAMEL
                                   --------------------
                                   Wendell W. Gamel,
                                   Chairman of the Board and President


Date:  November 14, 1996           /S/ RAY F. THOMPSON
                                   Ray F. Thompson, Vice-President, Treasurer,
                                   Controller and Chief Financial Officer