Form 10-K
period 1996-12-31
TECH SYM CORP
filed 1997-03-28
CIK 96669

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission file number 1-4371

                              TECH-SYM CORPORATION
             (Exact name of registrant as specified in its charter)
            NEVADA                                       74-1509818
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

10500 WESTOFFICE DRIVE, SUITE 200
        HOUSTON, TEXAS                                    77042
(Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 785-7790

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

      TITLE OF EACH CLASS              Name of each exchange on which registered
      -------------------                       NEW YORK STOCK EXCHANGE
Common Stock (Par Value $.10 per
share) and Common Stock Purchase
Rights (the Rights are not currently
exercisable or transferable apart from
the Common Stock)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 14, 1997, 6,043,381 shares of the registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $181,543,518 (based on the March 14, 1997, closing sales price of $30.875 published in THE WALL STREET JOURNAL reports of New York Stock Exchange Composite Transactions).

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference into the Part of the Form 10-K specified herein: (1) Annual Report to Shareholders for 1996 (to the extent set forth in Parts I and II of this Annual Report); and
(2) Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997 (to the extent set forth in Part III of this Annual Report).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

               This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K , including without limitation the statements under "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although Tech-Sym Corporation believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include without limitation (i) the risk of technological change relating to the Company's products and the risk of the Company's inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company's products due to fluctuations in energy industry activity, communications industry activity, and levels of government expenditures on defense equipment, (iii) the Company's reliance on certain significant customers, (iv) the credit risk to the Company from certain sales arrangements,
(v) the risk of fluctuations in future operating results, (vi) the risks of inadequate inventory levels, (vii) the risks of changing government regulations or statutes, (viii) the risks of general market conditions, competition, and pricing, and (ix) the risk of continued access to capital markets and commercial bank financing on favorable terms. All subsequent written and oral forward-looking statements attributable to Tech-Sym Corporation or persons acting on its behalf are expressly qualified in their entirety by Cautionary Statements.
                                     PART I

                                ITEM 1. BUSINESS

GENERAL

               Tech-Sym Corporation (the "Company" or "Registrant") is a diversified electronics engineering and manufacturing company primarily involved in the design, development, and manufacture of products used for communications, the exploration and production of hydrocarbons, and defense systems.

               The Company, incorporated in Nevada in 1944, is headquartered in Houston, Texas. The Company operates through five principal subsidiaries:
Continental Electronics Corporation ("Continental") located in Dallas, Texas; Enterprise Electronics Corporation ("EEC") located in Enterprise, Alabama; GeoScience Corporation ("GeoScience") located in Houston, Texas; Metric Systems Corporation ("Metric") located in Fort Walton Beach, Florida; and TRAK Communications Inc. ("TRAK") located in Tampa, Florida. The business of the Company is conducted as one segment comprised of three product areas.

               COMMUNICATIONS. The communications products include microwave components and subsystems, antennas, broadcast transmitters, high power energy sources, and weather information systems.

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

               The Company also builds extremely accurate timing systems for use by government and commercial organizations, such as NASA, telephone companies, and electric power utilities, to synchronize communication carrier signals, initiate or time events, and extract timing information from the Global Positioning System (GPS) satellites.

               The Company has recently expanded its ferrite production capabilities by acquiring the ceramic manufacturing facilities previously used by the Department of Energy in Largo, Florida.

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

               The Company's TELEFUNKEN Sendertechnik GmbH subsidiary in Berlin, Germany, is a designer and manufacturer of broadcast transmitters and antennas in the world market. Its digital audio broadcast equipment produces CD quality sound for specially designed FM radios and is currently in use in several test markets. It also designs and manufactures solid state television transmitters which can be used for High Definition Television broadcasts.

               Meteorological agencies and television broadcasters use the Company's Doppler weather radars to forecast weather and provide severe weather warnings. The Doppler process measures both reflectivity and velocity of rain droplets and is used to detect, quantify and display precipitation intensity, velocity, and turbulence. It is extremely helpful in analyzing severe weather conditions such as hurricanes, tornadoes, thunderstorms, and wind shear. EEC has coupled its high performance Doppler radar with sophisticated data processing systems. These systems range from low-cost PC-based display and control systems through UNIX platform mid-range systems to larger scientific systems utilizing Hewlett Packard, IBM, Silicon Graphics, and the DEC Alpha station computers. The processing systems known as Weather Windows(R) and EDGE(R) (Enterprise Doppler Graphics Environment) provide meteorologists with automated radar control as well as enhanced meteorological displays and image processing capabilities. The systems can be integrated into a network to obtain accurate weather information for a large geographic area. More than 600 weather radars have been installed in more than 60 countries.

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

               Principal seismic products include the digital SYNTRAK 480-24(TM) Multiple Streamer Telemetry System consisting of one to twelve arrays, each up to 12,000 meters in length, containing sensors, electronic modules, and conductors. As the arrays are towed behind a boat, the acoustic energy is collected by the sensors, digitized and transmitted via a patented, low power telemetry communications scheme through the towed cable array to the boat. Once on board, the data is saved on magnetic tape by the Company's high-speed shipboard recording system.

               A related product is the Ocean Bottom Cable which is placed on the ocean floor instead of towed behind a boat. It is used in shallow water, congested areas, and transition zones where large seismic vessels cannot operate and in deep water primarily to monitor a reservoir as hydrocarbons are removed.

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

               The Company maintains operations for the design, manufacture, and repair of marine seismic cables in England, Singapore, and Houston. The ability to design, manufacture and repair seismic cables enhances the Company's quality control over critical processes and its ability to provide needed services to its customers worldwide. A reduced diameter array marine cable has been developed to reduce drag when towed trough the water and to reduce weight and handling problems on board the seismic vessel. A subsidiary of the Company and the China Oil Offshore Geophysical Corporation have formed a joint venture to manufacture and repair marine seismic cables in the People's Republic of China. Seismic cables for use on land as well as ocean bottom cables are also produced by the Company in Houston.

               The Company's geoscientific software applications products are designed to process and manipulate geological and seismic data collected in the field so that geologists and geophysicists can identify, define, and visualize subsurface geologic formations in three dimensions.

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

               In May of 1996, the Company contributed all the outstanding stock of Syntron, Inc., CogniSeis Development, Inc., and Symtronix Corporation to a newly-formed, wholly owned subsidiary of the Company named GeoScience Corporation. GeoScience subsequently sold 2,597,600 shares of Common Stock (24.7% of the outstanding shares) in a public offering.

               DEFENSE SYSTEMS. The principal defense systems products include shipboard electronics, airborne training and instrumentation systems, and mechanical systems.

               The Company first became involved in shipboard electronics, when it received a contract for the design, development, and qualification testing of electronic control, monitoring, and power distribution equipment for the U.S. Navy's Vertical Launching System (VLS). Upon successful completion of this development effort, full scale production was initiated and has been continuous since. Utilizing the expertise gained during the VLS development effort, the Company expanded its business operations in this area to include subsystems for the AN/SQQ-89 Surface Anti-Submarine Warfare Combat System, firing mechanisms for the submarine launched Tomahawk and Trident missiles, radar cable assemblies for the AEGIS weapon system., and electronic power switching and intercommunications equipment primarily for U.S. Navy ships.

               The airborne training systems consist of pods which are attached to aircraft to collect data on the position, altitude, flight characteristics, and weapons systems of the aircraft during simulated combat. The data inputs are recorded in the pods or sent via telemetry to ground instrumentation equipment for display, debriefing, and subsequent analysis by the participants. The Company is producing airborne and ground equipment utilizing Global Positioning Systems (GPS) receivers to precisely locate and track aircraft operated on the training ranges. The use of this equipment reduces the cost of operating Air Combat Maneuvering Instrumentation (ACMI) ranges since manned radar tracking sites and other equipment are unnecessary.

               The mechanical systems designed and manufactured by the Company include antenna support structures for large communications antennas, custom containers with environmental controls for sensitive electronics equipment such as satellites, torpedoes, and missiles, aircraft launcher rail assemblies for the AMRAAM missile, and mobile ground equipment used to clean and lubricate aircraft engines. The Company has also developed and manufactures air cargo systems for airborne supply operations including on-board cargo roller/restraint systems, air-drop platforms, and cargo handling equipment for many types of aircraft.

               The Company manufactures a variety of other systems including custom automated test equipment such as the Common Rail and Launcher Test Set used to test many types of airborne weapons launching systems.

GOVERNMENT CONTRACTS

               Sales under contracts with or for the United States Government accounted for $92.0 million or 28.6% of the Company's sales in 1996. Most of the Company's Government contracts are fixed-price contracts. Under this type of contract, the price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except that adjustments are made for costs incurred due to contract changes ordered by the Government. Cost overruns incurred in connection with fixed-price contracts, particularly those involving engineering and development, could substantially reduce the Company's profitability or cause losses.

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

COMPETITION AND BUSINESS CONDITIONS

               The Company faces significant competition in most aspects of its business. Its principal competitors in each area of its activities include corporations with substantially greater assets and access to larger financial resources than the Company. The Company's products are of a highly technical nature and involve the use of techniques and materials similar to those used by its competitors. The principal competitive factors with respect to the Company's products are technological innovation, product quality, price, adherence to delivery schedules and product reliability. A significant portion of the Company's sales are made under Government contracts awarded on the basis of competitive proposals. In addition to price, the factors involved in the award of such contracts include the quality of the proposal and reputation of the bidder. While the Company faces competition with respect to each of its product lines, the Company believes it is a principal supplier of (i) meteorological radars to foreign government agencies, and (ii) marine seismic data acquisition systems to the petroleum industry.

               Demand for many of the products sold by the Company is dependent on the level and nature of the nation's defense expenditures. See "Other Information" included in Management's Discussion and Analysis set forth on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which information is incorporated herein by reference. The defense-related electronic systems and components manufactured by the Company are sold primarily to the United States armed forces, defense contractors, and foreign countries for military and training use. General increases or decreases in the level of defense appropriations tend to affect demand for defense-related products, but do not necessarily have a corresponding effect on demand for the specialized products manufactured by the Company. Due to the process by which appropriations and contracts are approved for defense projects, it is common for the Company to experience delays in the receipt of anticipated orders, which can adversely affect operating results by shifting operating revenues from one period to another. Because most of the Company's defense-related contracts are awarded on a fixed-price basis, cost overruns can affect the Company's profitability.

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

               The Company's largest customer is the United States Government, its agencies and contractors, whose purchases accounted for approximately 28.6% of the Company's consolidated sales in 1996. Of that amount, approximately 89.4% was attributable to purchases by the Department of Defense and its contractors. The loss of these Government contracts would have a material adverse effect on the Company as a whole. Contracts with or for the United States Government and most prime contractors may be terminated by the Government at will. See "Government Contracts." The Company has not, however, experienced any significant problems with contract cancellations.


PRODUCT DEVELOPMENT

               Information concerning the amount spent during each of the last three years on Company-sponsored research and development activities is set forth in the Company's "Consolidated Statement of Income" on page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which information is incorporated herein by reference. Certain of the Company's research and development activities are undertaken pursuant to Government contracts and subcontracts. The costs incurred under these contracts for product research and development are charged to cost of sales, rather than to product development costs.


PATENTS

               Although the Company holds a number of United States and foreign patents, the Company believes that its business is not materially dependent upon the protection afforded by patents, but primarily upon the experience and continued creative skills of its personnel. In many cases, because of rapidly changing technology and the need for confidentiality, the Company does not seek to obtain patents.


BACKLOG

               The backlog of unshipped orders was $138,221,000 and $131,407,000 as of December 31, 1995 and 1996, respectively. The backlog as of such dates which was reasonably expected to be filled within twelve months of such date was $128,035,000 and $115,613,000, respectively.

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

EMPLOYEES

               As of December 31, 1996, the Company employed a total of 2,426 persons. None of the Company's domestic employees is represented by a labor union.

PRODUCT LINE SALES

               Information concerning the Company's product line sales is set forth under the caption "Product Line Sales" on page 20 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which information is incorporated herein by reference.

EXPORT SALES

               Information concerning the Company's export sales is set forth in
Note 13 of the Notes to Consolidated Statements contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996, which information is incorporated herein by reference.

                               ITEM 2. PROPERTIES

               The Company's corporate headquarters are located in Houston, Texas, in a company-owned building. The Company, through its Tech-Sym Management Corporation subsidiary, occupies approximately 10,000 square feet of the 20,000 square foot building. The remaining portion of the building is leased to a third party.

               Metric's defense systems manufacturing operations are conducted from office and plant facilities comprising a total of 226,000 square feet located on three tracts totaling 38 acres owned by the Company in Fort Walton Beach, Florida. Metric also leases 5,000 square feet of office and storage space in several nearby facilities.

               EEC's weather information systems operations are conducted from office and plant facilities comprising 43,000 square feet located on an 11 acre tract owned by the Company in Enterprise, Alabama.

               The manufacturing operations conducted by the subsidiaries of TRAK Communications include (i) 123,000 square feet of office and plant facilities on ten acres owned in Tampa, Florida, (ii) 45,500 square feet of office and plant facilities owned in Dundee, Scotland, (iii) 14,500 square feet of offices and plant facilities leased in San Clemente, California, (iv) 54,650 square feet of offices, plant facilities, and warehouse space leased in Chatsworth, California, and (v) 12,000 square feet of office and plant facilities leased in Largo, Florida.

               The manufacturing and services operations of the GeoScience subsidiaries are conducted from (i) 78,000 square feet of offices and plant facilities on a 15.2 acre tract owned in Houston, Texas, (ii) 188,000 square feet of leased offices and plant facilities at five locations in Houston, Texas,
(iii) 52,000 square feet of office and plant facilities on a 2.8 acre tract owned in Derbyshire, England, (iv) a 33,300 square foot office and plant facility constructed on a 1.4 acre tract leased in Singapore, and (v) additional office space for development centers, service centers, and sales offices is leased in Colorado, Canada, England, The People's Republic of China, Russia, Singapore, Belarus, Azerbaijan, and Venezuela.

               The manufacturing operations for Continental Electronics' broadcast transmitters and high power energy sources are conducted from office and plant facilities comprising 160,000 square feet on a 14 acre tract owned by the company in Dallas, Texas. Continental also leases an 80,000 square foot building on a 4 acre tract contiguous to the Continental property. Continental-Lensa S.A. of Santiago, Chile, owns a 4,000 square foot facility for its assembly operations. TELEFUNKEN Sendertechnik GmbH operates from a leased facility of approximately 65,000 square feet in Berlin, Germany.

               The Company is the developer of a 9,000 acre residential & recreational project located near Concho, Arizona, in which Lake Investment Company, a wholly-owned subsidiary of the Company, owns a 100% interest. Approximately 550 acres of this development remains unsold. The Company intends to continue its efforts to liquidate its real estate operations and to use the proceeds in its manufacturing operations.

               Certain of the facilities of the Company and its subsidiaries are subject to mortgage debt as set forth in Note 7 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996, which information is incorporated herein by reference.

                            ITEM 3. LEGAL PROCEEDINGS

               As previously reported, the Company received notice on October 18, 1994, that Thomcast A.G. ("Thomcast") commenced an action in the United States District Court for the Northern District of Alabama, Southern Division, alleging that Continental Electronics Corporation ("Continental"), a wholly-owned subsidiary of the Company, and Eternal Word Television Network, Inc. ("EWTN"), a customer of Continental, have infringed and are infringing two claims of United States Patent No. 4,560,944 (the "Patent") assigned to Thomcast.

               Thomcast has stated that its damages cannot presently be ascertained, but has computed its alleged damages on past sales at approximately $6,500,000 and has requested treble damages, prejudgment interest, costs and attorneys' fees. On September 16, 1996, the district court issued its final order declaring the Patent invalid and granting summary judgment in favor of Continental and EWTN. Thomcast filed an appeal with the United States Court of Appeals for the Federal Circuit. The parties have filed their respective briefs and are awaiting oral arguments, if ordered, and a decision. If the appeal is granted and the final order of the district court is reversed, the case would be remanded to the district court for further proceedings such as additional motions for summary judgment and a trial.

               There are various other lawsuits and claims pending against the Company's subsidiaries. In the opinion of Tech-Sym's management, based in part on advice of counsel, none of these actions will have a material adverse effect on the consolidated financial position of the Company.

                        ITEM 4. SUBMISSION OF MATTERS TO
                            A VOTEOF SECURITY HOLDERS

               No matter was submitted during the fourth quarter of 1996 to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

               The following table sets forth certain information concerning the current executive officers (as defined by the Securities and Exchange Commission rules) of the Company. These officers serve at the discretion of the Board of Directors of the Company and of various subsidiaries of the Company, as the case may be.

        NAME          AGE                          POSITIONS
        ----          ---                          ---------
Wendell W. Gamel      67            Chairman  of the  Board,  President  and  Director  of the
                                    Company and officer and  director of various  subsidiaries of the Company

        NAME          AGE                          POSITIONS
        ----          ---                          ---------
Coy J. Scribner       65            Vice  President  and  Director of the  Company,  President
                                    and Director of Metric, and Chairman of the Board of EEC

Ray F. Thompson       60            Vice President,  Treasurer,  and Chief  Financial  Officer
                                    of  the  Company  and  officer  and  director  of  various subsidiaries of the Company

J. Rankin Tippins     44            Secretary  and General  Counsel of the Company and officer and director of various subsidiaries of the Company

Paul L. Harp          48            Controller and Chief Accounting Officer of the Company

O. Dale Burris        60            President of TRAK Communications Inc.

Robert M. McDonald    66            President of Continental Electronics Corporation

Richard F. Miles      48            President of GeoScience Corporation

               There are no family relationships between any of the above persons. Executive officers are elected annually by the Board of Directors of the Company or a wholly-owned subsidiary of the Company, as the case may be, at their respective meetings of directors held immediately following the annual meeting of shareholders for such Company, to serve for the ensuing year or until their successors have been elected. The annual meetings of shareholders of the Company and GeoScience Corporation are normally held in April of each year and the annual meeting of each of the Company's principal, wholly-owned subsidiaries, including Metric, TRAK Communications, EEC, and Continental, are held in June of each year. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

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

               Mr. Thompson has been Treasurer and Chief Financial Officer of the Company for more than the past five years. In February of 1993, he was elected to the additional office of Vice President of the Company.

               Mr. Tippins has been Secretary and General Counsel of the Company for more than the past five years.

               Mr. Harp was elected Controller of the Corporation effective July 1, 1996, and is the Chief Accounting Officer for the Company. He had previously served as Secretary, Treasurer, and Controller of Metric since 1982.

               Mr. Burris served as President of TRAK Microwave for more than the past five years. In March of 1997 he was elected as President of TRAK Communications Inc.

               Mr. McDonald has served as President of Continental for more than the past five years.

               Mr. Miles was elected President of Syntron on January 29, 1990. In December of 1995, he resigned as President of Syntron and was elected Chairman of the Boards of both Syntron and CogniSeis. On March 28, 1996, he was elected as President of GeoScience Corporation and continues to serve in that capacity.

                                     PART II

               The information called for by Items 5 through 8, inclusive, of
Part II of this form is contained in the following sections of the Company's Annual Report to Shareholders for 1996, which sections are incorporated herein by reference:


                                               Caption and Page of
                                                  ANNUAL REPORT
                                               -------------------
  Item 5.Market for Registrant's      "Stockholder and Market Information"; page
         Common Equity and            41
         Related Stockholder
         Matters.

  Item 6.Selected Financial Data      "Selected Financial Data"; page 17

  Item 7.Management's Discussion      "Management's Discussion and Analysis of
         and Analysis of              Financial Condition and Results of
         Financial Condition and      Operations"; pages 18 through 21,
         Results of Operations        inclusive

  Item 8.Financial Statements         Tech-Sym Corporation and Subsidiaries
         and Supplementary Data       Consolidated Financial Statements; pages
                                      22 through 40, inclusive

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

                  There were no such changes or disagreements.

                                    PART III

               The information called for by Items 10, 11, 12 and 13 of Part III of this form (other than the information required by Item 10 with respect to executive officers which has been included in Part I above as Item 4A) is contained in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 29, 1997. Such information has been filed with the Securities and Exchange Commission and is incorporated herein.

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

                      *10(i) Consulting Agreement dated January 1, 1988, between Registrant and Robert E. Moore [Registrant's 10-K (1987), SEC File No. 1-4371, Exhibit 10(dd)]

                      *10(j) Form of Director's Stock Option Agreement dated as of December 10, 1987, entered into between Registrant and A. A. Gallotta, Jr. (5,000 shares), and Christopher C. Kraft, Jr. (5,000 shares) [Registrant's 10-K
                                    (1988), SEC File No. 1-4371, Exhibit 10(ii)]

                      *10(k) Termination Agreement dated May 1, 1991, between the Registrant and Ray F. Thompson [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(r)]

                      *10(l) Termination Agreement dated May 1, 1991, between the Registrant and Richard F. Miles [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(s)]

                      *10(m) First Amendment to Termination Agreement, dated April 26, 1994, between the Registrant and Richard F. Miles [Registration No. 33-56533, Exhibit 10(s)]

                      *10(n) Termination Agreement dated May 1, 1991, between the Registrant and J. Rankin Tippins [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(t)]

                      *10(o) Termination Agreement dated May 1, 1991, between the Registrant and O. Dale Burris [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(u)]

                      *10(p) Termination Agreement dated August 15, 1996, between the Registrant and Paul L. Harp

                      *10(q) Trust Agreement dated June 11, 1991 between the Registrant and Texas Commerce Bank National Association [Registrant's 10-K
                                    (1991) SEC File No. 1-4371, Exhibit 10(w)]

                      *10(r) First Amendment dated June 1, 1992, to Trust Agreement dated June 11, 1991, between the Registrant and Texas Commerce Bank National Association [Registrant's 10-K (1992) SEC File No. 1-4371, Exhibit 10(x)]

                      *10(s) Nonemployee Director Retirement Plan of the Registrant effective January 1, 1992 [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit 10(x)]

                      10(t) Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and Wendell W. Gamel

                      10(u) Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and Coy J. Scribner

                      10(v) Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and Ray F. Thompson

                      10(w) Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and O. Dale Burris

                      10(x) Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between Registrant and J. Rankin Tippins

                      *10(y) Executive Retirement Agreement dated April 26, 1994, between the Registrant and Richard
                                    F. Miles [Registration No. 33-56533, Exhibit
                                    10(ee)]

                       13 Pages 17-41 of the Annual Report to Shareholders of Registrant for the year ended December 31, 1996, are included as an Exhibit to this report for the information of the Securities and Exchange Commission, and, except for those portions thereof specifically incorporated by reference elsewhere herein, such pages of the Annual Report should not be deemed filed as a part of this report

                       21           Subsidiaries of the Registrant

                       22           Power of Attorney

                       23           Consent of independent accountants

                       27 Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws

        (B)    REPORTS ON FORM 8-K

               No reports on Form 8-K were required to be filed during the quarter ended December 31, 1996.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECH-SYM CORPORATION

                                    By:   /S/RAY F. THOMPSON
                                         Ray F. Thompson, Vice Presidentm and
                                         Treasurer (principal financial officer)
Date:  March 28, 1997



                                    By:   /S/PAUL L. HARP
                                         Paul L. Harp, Controller (principal
                                         accounting officer)
Date:  March 28, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    By:   /S/WENDELL W. GAMEL
                                         Wendell W. Gamel, Chairman of the Board
                                         President and Director (principal
                                         executive officer)

Date:  March 28, 1997

                                    By:    *W. L. CREECH
                                    W. L. Creech
                                    Director
Date:  March 28, 1997

                                    By: *MICHAEL C. FORREST
                                    Michael C. Forrest
                                    Director
Date:  March 28, 1997

                                    By: *A. A. GALLOTTA, JR.
                                    A. A. Gallotta, Jr.
                                    Director
Date:  March 28, 1997

                                    By: *CHRISTOPHER C. KRAFT, JR.
                                    Christopher C. Kraft, Jr.
                                    Director
Date:  March 28, 1997

                                    By: *ROBERT E. MOORE
                                    Robert E. Moore
                                    Director
Date:  March 28, 1997

                                    By: *COY J. SCRIBNER
                                    Coy J. Scribner
                                    Director
Date:  March 28, 1997

                                    By: *CHARLES K. WATT
                                    Charles K. Watt
                                    Director
Date:  March 28, 1997

*Signed by Ray F. Thompson as attorney-in-fact pursuant to Power of Attorney.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                             PAGE IN
                                                          ANNUAL REPORT*

(a) The following documents are filed as part of this report:

   (1)  Financial Statements:
        Consolidated Statement of Income for
         the three years ended December 31, 1996                 22
        Consolidated Balance Sheet at
         December 31, 1996 and 1995                              23
        Consolidated Statement of Cash Flows for
         the three years ended December 31, 1996                 24
        Consolidated Statement of Changes in
         Shareholders' Investment for the three
         years ended December 31, 1996                           25
        Notes to Consolidated Financial Statements               26
        Report of Independent Accountants                        40

                                                                PAGE
                                                          IN THIS REPORT
                                                           ON FORM 10-K
   (2)  Financial Statement Schedules:
             Report of Independent Accountants on
              Financial Statement Schedule                      S-2
             Valuation and Qualifying Accounts and
              Reserves (Schedule II) for the three
              years ended December 31, 1996                     S-3


*Incorporated by reference from the indicated pages of the 1996 Annual Report to Shareholders.

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                              TECH-SYM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 E X H I B I T S

                         TO ANNUAL REPORT OF REGISTRANT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         ON FORM 10-K (FILE NO. 1-4371)

                                  EXHIBIT INDEX

               The following documents are included as Exhibits to this report. An asterisk (*) placed opposite of the description of an Exhibit denotes that such Exhibit has been incorporated by reference to the registration statement or report specified in the brackets in such Exhibit description.

          EXHIBIT                                                       NUMBER
          NUMBER                          EXHIBIT                     SEQUENTIAL
          -------                         -------                     ----------

           3(a) Articles of Incorporation of Registrant, as amended [Registrant's 10-K (1989), SEC File No. 1-4371, Exhibit
                    3(a)]                                                   *

           3(b)     By-Laws of Registrant, as amended[Registrant's 10-K (1993),
                    SEC File No. 1-4371, Exhibit 3(b)]                      *

           4(a) Amended and Restated Rights Agreement dated as of June 1, 1988,between the Registrant and Continental Stock Transfer & Trust Company, as rights agent, relating to Common Stock Purchase Rights [Registrant's 10-K (1993), SEC File No.
                    1-4371, Exhibit 4(a)]                                   *

           10(a)    1980 Stock Option Plan of Registrant [Registration Statement
                    No. 2-68084, Exhibit 1.1]                               *

           10(b) First Amendment to 1980 Stock Option Plan of Registrant dated February 23, 1982 [Registration Statement No. 2-77742,
                    Exhibit 10(b)]                                          *

           10(c) Second Amendment to 1980 Stock Option Plan of Registrant dated February 17, 1983 [Registration Statement No. 2-87064,
                    Exhibit 10(c)]                                          *

           10(d)    1990 Stock Option Plan of Registrant [Registration Statement
                    No. 33-38208, Exhibit 28.1]                             *

           10(e) 1990 Stock Option Plan, as amended, effective February 21, 1991 [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit
                    10(e)]                                                  *

           10(f)    1990 Stock Option Plan, as amended, effective February 17,
                    1994 [Registration No. 33-56535, Exhibit 4.1]           *

           10(g) Written description of incentive bonus compensation plan [Registrant's 10-K (1991) SEC File No. 1-4371, Exhibit
                    10(f)]                                                  *

           10(h) Deferred Compensation Agreement dated January 1, 1978, between the Registrant and Robert E. Moore with attached Amendments through January 1, 1991 [Registrant's 10-K (1990)
                    SEC File No. 1-4371, Exhibit 10(g)]                     *
                                       I-1
           10(i) Consulting Agreement dated January 1, 1988, between Registrant and Robert E. Moore [Registrant's 10-K (1987),
                    SEC File No. 1-4371, Exhibit 10(dd)]                    *

           10(j) Form of Director's Stock Option Agreement dated as of December 10, 1987, entered into between Registrant and A. A. Gallotta, Jr. (5,000 shares), and Christopher C. Kraft, Jr. (5,000 shares) [Registrant's 10-K (1988), SEC File No.
                    1-4371, Exhibit 10(ii)                                  *

           10(k) Termination Agreement dated May 1, 1991, between the Registrant and Ray F. Thompson Registrant's 10-K (1991) SEC
                    File No. 1-4371, Exhibit 10(r]                          *

           10(l) Termination Agreement dated May 1, 1991, between the Registrant and Richard F. Miles [Registrant's 10-K (1991)
                    SEC File No. 1-4371, Exhibit 10(s)]                     *

           10(m) First Amendment to Termination Agreement, dated April 26, 1994, between the Registrant and Richard F. Miles
                    [Registration No. 33-56533, Exhibit 10(s)]              *

           10(n) Termination Agreement dated May 1, 1991, between the Registrant and J. Rankin Tippins [Registrant's 10-K (1991)
                    SEC File No. 1-4371, Exhibit 10(t)]                     *

           10(o) Termination Agreement dated May 1, 1991, between the Registrant and O. Dale Burris [Registrant's 10-K (1991) SEC
                    File No. 1-4371, Exhibit 10(u)]                         *

           10(p) Termination Agreement dated May 1, 1991, between the Registrant and Robert M. McDonald [Registrant's 10-K (1991)
                    SEC File No. 1-4371, Exhibit 10(v)]                     *

           10(q) Trust Agreement dated June 11, 1991 between the Registrant and Texas Commerce Bank National Association [Registrant's
                    10-K (1991) SEC File No. 1-4371, Exhibit 10(w)]         *

           10(r) First Amendment dated June 1, 1992, to Trust Agreement dated June 11, 1991 between the Registrant and Texas Commerce Bank National Association [Registrnt's 10-K (1992) SEC File No.
                    1-4371, Exhibit 10(x)]                                  *

           10(s) Nonemployee Director Retirement Plan of the Registrant effective January 1, 1992 [Registrant's 10-K (1991) SEC File
                    No. 1-4371, Exhibit 10(x)] I-2                          *

           10(t) Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and Wendell
                    W. Gamel                                                __

           10(u) Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and Coy J.
                    Scribner                                                __

           10(v) Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and Ray F.
                    Thompson                                                __

           10(w) Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and O. Dale
                    Burris                                                  __

           10(x) Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between Registrant and J. Rankin
                    Tippins                                                 __

           10(y) Executive Retirement Agreement dated April 26, 1994, between the Registrant and Richard F. Miles [Registration No.
                    33-56533, Exhibit 10(ee)]                               *

           13 Pages 17 through 41 of the Annual Report to Stockholders of Registrant for the year ended December 31, 1996, are included as an Exhibit to this report for the information of the Securities and Exchange Commission, and, except for those portions thereof specifically incorporated by reference elsewhere herein, such pages of the Annual Report
                    should not be deemed filed as a part of this report     __

            21      Subsidiaries of the Registrant                          __

            22      Power of Attorney                                       __

            23      Consent of independent accountants                      __

            27 Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws __

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Tech-Sym Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 20, 1997 appearing in the 1996 Annual Report to Shareholders of Tech-Sym Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Houston, Texas
February 20, 1997

                      TECH-SYM CORPORATION AND SUBSIDIARIES
          Valuation and Qualifying Accounts and Reserves (Schedule II)
                   For the Three Years Ended December 31, 1996

                                 (In thousands)

                          Charged                          Charged                              Charged
              Balance    to costs                          to costs                             to costs
                at         and                 Balance       and                    Balance       and                       Balance
             beginning  expenses  Deductions   at end      expenses    Deductions   at end      expenses      Deductions    at end
Description   of 1994     1994      1994       of 1994        1995         1995     of 1995       1996           1996       of 1996
-----------  --------   --------  ----------   -------      -------    ----------   --------    --------      ----------    -------
Tech-Sym
Corporation
and
Consolidated
Subsidiaries
---------------
Reserves
  deducted
  from assets:

Current
  receivables  $222       $476       $234       $  464       $1,836       $1,069       $1,231       $1,488       $  739       $1,980

Long-term
  receivables   312        162        262          212          394                       606           60          247          419
               ----       ----       ----       ------       ------       ------       ------       ------       ------       ------
               $534       $638       $496       $  676       $2,230       $1,069       $1,837       $1,548       $  986       $2,399
               ====       ====       ====       ======       ======       ======       ======       ======       ======       ======

                                      S-3