Form 10-Q
period 1997-03-31
TECH SYM CORP
filed 1997-05-15
CIK 96669

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

COMMISSION FILE NUMBER 1-4371

                              TECH-SYM CORPORATION
             (Exact name of Registrant as specified in its charter)

                NEVADA                                 74 1509818
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


 10500 WESTOFFICE DRIVE, SUITE 200, HOUSTON, TEXAS          77042
     (Address of principal executive offices)              Zip Code

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  713/785-7790

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]. No [_].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                  OUTSTANDING AT APRIL 30, 1997
----------------------------      -----------------------------
Common Stock, $.10 par value                6,035,781

                                                                       Form 10-Q

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

Part I.  Financial Information:

  Item 1.  Financial Statements

    Consolidated Balance Sheet March 31, 1997 and December 31, 1996 ......    1

    Consolidated Statement of Income and Accumulated Earnings
      for Three Months Ended March 31, 1997 and 1996 .....................    2

    Consolidated Statement of Cash Flows for the Three Months
      Ended March 31, 1997 and 1996 ......................................    3

    Notes to Consolidated Financial Statements ...........................  4-5

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ..................................  6-8

Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K ..............................    9


Signatures ...............................................................    9

Page 1                                                                 Form 10-Q

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet

                                                    March 31,      December 31,
                                                      1997             1996
                                                  ------------     ------------
                                                       (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents ................    $     18,996     $     20,450
    Short-term investments ...................           4,025            6,380
    Receivables - net ........................          63,166           62,217
    Unbilled revenue .........................          52,722           48,814
    Inventories ..............................          86,609           82,808
    Other ....................................           8,335            6,098
                                                  ------------     ------------
          Total current assets ...............         233,853          226,767
  Property, plant and equipment - net ........          49,041           48,917
  Long-term receivables - net ................           9,130           16,695
  Other assets ...............................          27,322           30,900
                                                  ------------     ------------
          Total assets .......................    $    319,346     $    323,279
                                                  ============     ============
Liabilities
  Current liabilities:
    Notes payable ............................    $     34,496     $     29,406
    Current maturities of long-term debt .....           2,238            4,251
    Accounts payable .........................          19,033           21,115
    Billings in excess of cost and
      estimated earnings on uncompleted
      contracts ..............................          10,584            9,728
    Taxes on income ..........................           5,537            5,201
    Other accrued liabilities ................          19,584           21,331
                                                  ------------     ------------
          Total current liablilites ..........          91,472           91,032
  Long-term debt .............................          13,605           13,974
  Other liabilities and deferred credits .....          38,635           43,022
                                                  ------------     ------------
          Total liabilities ..................         143,712          148,028

Minority interest ............................          16,211           17,179

Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value; none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,949,781 and 7,941,231 shares ............             795              794
  Additional capital .........................          39,895           39,753
  Accumulated earnings .......................         147,636          145,195
  Cumulative translation adjustments .........          (2,144)            (911)
  Common stock held in treasury at
   cost (1,905,400 shares) ...................         (26,759)         (26,759)
                                                  ------------     ------------
          Total shareholders' investment .....         159,423          158,072
                                                  ------------     ------------
          Total liabilities and
           shareholders' investment ..........    $    319,346     $    323,279
                                                  ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                                      For The Three Months
                                                         Ended March 31,
                                                  ------------------------------
                                                      1997             1996
                                                    (stated in thousands except
                                                       for per share amounts)

Sales ........................................    $     79,521     $     71,685
                                                  ------------     ------------
Costs and expenses:
    Cost of sales ............................          52,665           45,494
    Selling, general and administrative
      expenses ...............................          18,150           16,745
    Company sponsored product
      development ............................           4,688            5,447
    Interest expense .........................             762            1,263
    Interest and other (income)
      expense - net ..........................            (325)            (643)
                                                  ------------     ------------
                                                        75,940           68,306
                                                  ------------     ------------
       Income  before income taxes
         and minority interest ...............           3,581            3,379

Provision for income taxes ...................           1,097            1,100
Minority interest expense ....................              43
                                                  ------------     ------------
       Net income ............................           2,441            2,279

Accumulated earnings:
    Beginning of period ......................         145,195          122,855
                                                  ------------     ------------
    End of period ............................    $    147,636     $    125,134
                                                  ============     ============
Earnings per common share:
       Net income ............................    $        .40     $        .35
                                                  ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Cash Flows
                                                       For the Three Months
                                                          Ended March 31,
                                                    ---------------------------
                                                        1997           1996
                                                       (stated in thousands)
Cash flows from operating activities:
  Net income .....................................  $      2,441   $      2,279
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ...............         3,292          2,465
     Minority interest ...........................            43
  Change in assets and liabilities:
     Receivables .................................        (3,186)        25,977
     Unbilled revenue ............................        (3,908)        (2,918)
     Inventories .................................        (3,801)        (2,313)
     Accounts payable and taxes on income ........        (1,746)           863
     Billing in excess and
      other accrued liabilities ..................          (891)         3,259
     Long-term receivables - net and other assets         10,281         (1,539)
     Other liabilities and deferred credits               (4,387)       (10,983)
                                                    ------------   ------------
  Net cash provided by
    (used for) operating activities ..............        (1,862)        17,090
                                                    ------------   ------------
Cash flows from investing activities:
  Capital expenditures ...........................        (2,554)        (5,310)
  Payment for purchase of business,
   net of cash acquired ..........................                        7,656
  Sale (purchase) of investment securities .......         2,355        (18,084)
  Other investing activities .....................           444
                                                    ------------   ------------
  Net cash provided by
    (used for) investing activities ..............           245        (15,738)
                                                    ------------   ------------
Cash flows from financing activities:
  Net borrowings under line
   of credit agreements ..........................         4,669          8,137
  Proceeds from long-term debt ...................            15             81
  Payments on long-term debt .....................        (1,976)        (5,991)
  Proceeds from exercise of stock options ........           143            275
  Acquisition of Tech-Sym and GeoScience treasury
    shares .......................................        (1,455)           (30)
  Other ..........................................        (1,233)
                                                    ------------   ------------
  Net cash provided by financing activities ......           163          2,472
                                                    ------------   ------------
Net increase (decrease) in
  Cash and cash equivalents ......................        (1,454)         3,824
  Cash and cash equivalents at beginning of period        20,450         20,715
                                                    ------------   ------------
  Cash and cash equivalents at end of period .....  $     18,996   $     24,539
                                                    ============   ============

Cash flow from operating activities include:
  Interest paid ..................................  $        819   $      1,746
  Income taxes paid ..............................           270             30

       The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries ("the Company") for the three month period ended March 31, 1997 and 1996 and should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $86,609,000 at March 31, 1997, include raw materials of $30,836,000 and work-in-process and finished goods of $55,773,000.

3. Shares of common stock of the Company have been reserved at March 31, 1997 for issuance as follows:

          600 shares for issuance upon exercise of options granted under the 1980 Stock Option Plan of the Company.

          15,000 shares for issuance upon exercise of options granted to nonemployee directors.

          635,440 shares for issuance upon exercise of options granted or to be granted under the 1990 Stock Option Plan of the Company.

          3,347,711 shares for issuance upon exercise of common stock purchase rights granted pursuant to the Company's Common Stock Purchase Rights Plan adopted by the Board of Directors on June 1, 1988.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

     Provision for federal income taxes for the three month period ended March 31, 1997 and 1996 was equivalent to an effective rate of 31% and 32%, respectively, of earnings before income taxes. The difference between the effective rate and the U.S. statutory rate for 1997 is due principally to tax benefits of foreign sales.

Page 5                                                                 Form 10-Q

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (6,041,000 and 6,563,000 for the three months ended March 31, 1997 and 1996, respectively).

6. In 1997, Statement of Financial Accounting Standards No. 128 (FAS 128), EARNINGS PER SHARE was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Adoption of FAS 128 is not expected to have a materrial effect on the Company's financial position or operational results.

                                                    Quarter Ended
                                                     March 31,
                                                   1997      1996
                                                 --------  --------
            Pro forma earnings per share
              Earnings per common share .......  $   0.40  $   0.35
                                                 --------  --------
              Earnings per common share
                assuming dilution .............  $   0.39  $   0.33
                                                 --------  --------

7. Effective June 20, 1996, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. Effective August 15, 1996, the Board author ized a 250,000 share increase in the stock repurchase plan, with a revised maximum amount of 750,000 shares. Through April 30, 1997, the Company had repurchased 610,200 shares at an average price of $26.35 per share.

Page 6                                                                 Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities used cash in the amount of $1,862,000 for the three months ended March 31, 1997, versus providing cash in the amount of $17,090,000 for the three months ended March 31, 1996. Effective May 17, 1996, the Company's subsidiary, GeoScience Corporation, completed an initial public offering of 2,597,600 shares of its common stock. After the offering, the Company owned 75.3% of this subsidiary. The net proceeds to the subsidiary were $40.5 million of which $27.5 million was used to repay borrowings from the Company. The Company, in turn, used these proceeds to reduce the outstanding balance on a revolving credit facility and to prepay its senior unsecured notes which were entered into in March of 1989. At March 31, 1997, the Company had unused committed lines of credit which aggregated $52.9 million.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $2,554,000 and $5,310,000 for the three months ended March 31, 1997 and 1996, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                                    Comparison of
                                                     Three Months
                                                    Ended March 31,
                                                     1997 And 1996
                                                  --------------------
                                                   Increase(Decrease)
                                                  (stated in thousands)

        Sales ..................................  $              7,836
        Costs and expenses .....................                 7,634
                                                  --------------------
        Income before income taxes
          and minority interest ................                   202
        Provision for income taxes .............                    (3)
        Minority interest expense ..............                    43
                                                  --------------------
        Net income .............................  $                162
                                                  ====================

Page 7                                                                 Form 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996:

Revenue for the quarter ended March 31, 1997, increased 11% to $79,521,000 from $71,685,000 for the year earlier period. Cost and expenses increased a corresponding 11% to $75,940,000 from $68,306,000. Income before income taxes and minority interest increased 5% to $3,581,000 from $3,379,000. The 11% increase in revenue was the result of (i) increased sales in the geoscientific area ($4,403,000 or 18%), due primarily to increased shipments of marine seismic cables and increased maintenance and other revenue resulting from contract awards to provide technical data services to bidders on oil exploration leases, which offset revenue decreases resulting primarily from delayed placement of geoscientific software orders by certain customers and (ii) increased sales in the communications area ($4,441,000 or 15%), primarily due to greater demand for microwave components, broadcast equipment, and weather radar equipment. The increases in these areas more than offset the revenue decrease in the defense systems area ($833,000 or 5%) due to delays in government orders.

Cost of revenue for the quarter ended March 31, 1997, increased $7,171,000 or 16% to $52,665,000 from $45,494,000. This increase was due to (i) the general increase in sales over the year earlier period, (ii) increased costs on sales within the communications area, primarily due to a greater amount of lower margin cost plus fixed fee government contracts in the product mix for the period, and (iii) a significant shift in the product mix of the sales within the geoscientific business area which included (x) larger shipments of marine seismic cables, which have higher production costs in relationship to selling price as compared to the electronics portion of the seismic data acquisition systems and (y) lower shipments of software products, which generally have a very low cost of sales in comparison to equipment products and maintenance and other service revenue.

Selling, general and administrative expense increased $1,405,000 or 8% to $18,150,000 from $16,745,000 in the like quarter last year. While the increase compares favorably with the increase in revenue for the current period, it occurred primarily in the geoscientific business area due to (i) higher commissions relating to a large international sale and (ii) increased royalties relating to seismic equipment sales. Research and development expense for the quarter decreased 14% to $4,688,000 from $5,447,000. The decrease was primarily in the communications business area due to the completion of several projects that were under development in the like period last year. The decrease also reflected (i) the cost cutting measures initiated during the second half of 1996 within the geoscientific software business area and (ii) the reduction of field testing expenses related to

Page 8                                                                 Form 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

the Polyseis products within the geoscientific equipment business area.

Interest expense decreased 40% to $762,000 from $1,263,000 as compared to the prior year period as a result of the reduction of interest bearing debt due to the proceeds from the initial public offering of 2,597,600 shares of the common stock of the Company's subsidiary, GeoScience Corporation, as more fully discussed in the Liquidity section of this Form 10-Q. Other income, net, decreased 49% to $325,000 from $643,000 prmiarily due to (i) lower earnings on investments and (ii) the like quarter in 1996 included a credit for investment in foreign facilities.

The Company's software subsidiary, CogniSeis Development, Inc., posted a first quarter pre-tax loss of $1,087,000. The Company is soliciting offers to acquire the subsidiary and intends to sell it if the price and terms of an offer reflect the intrinsic value and profit-making potential of the subsidiary and its product lines.

Page 9                                                                 Form 10-Q

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission during the three months ended March 31, 1997.

     No financial statements were filed as a part of this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   TECH-SYM CORPORATION
                                         Registrant

Date:  May 15, 1997                /s/ WENDELL W. GAMEL
                                   -----------------------------
                                   Wendell W. Gamel, Chairman of
                                   the Board and President
                                   (principal executive officer)


Date:  May 15, 1997                /s/ RAY F. THOMPSON
                                   -----------------------------
                                   Ray F. Thompson, Vice-
                                   President and Treasurer
                                   (principal financial officer)