Form 10-Q
period 1997-06-30
TECH SYM CORP
filed 1997-08-13
CIK 96669

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                       OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to ____________.

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common                     Outstanding at July 31, 1997
        ----------------------------         ----------------------------
        Common Stock, $.10 par value                  6,031,481

                                                                       Form 10-Q
        Tech-Sym Corporation

                                      INDEX
                                      -----

                                                               Page No.
                                                               --------

        Part I.  Financial Information:

          Consolidated Balance Sheet June 30, 1997
            and December 31, 1996                                  1

          Consolidated Statement of Income and Accumulated
            Earnings for the Quarter Ended June 30,
            1997 and 1996                                          2

          Consolidated Statement of Income and Accumulated
            Earnings for the Six Months Ended June 30,
            1997 and 1996                                          3

          Consolidated Statement of Cash Flows for the
            Six Months Ended June 30, 1997 and 1996                4

          Notes to Consolidated Financial Statements              5-7

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   8-12



        Part II.  Other Information:

          Item 4.  Submission of Matters to Vote of
                     Security Holders                             13

          Item 6.  Exhibits and Reports on Form 8-K               13

        Signatures                                                14

Page 1                                                                 Form 10-Q

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
(stated in thousands,
 except share amounts)

                                                June 30, 1997  December 31, 1996
                                                 ------------    ------------
Assets ........................................  (unaudited)
  Current assets:
    Cash and cash equivalents .................  $     12,339    $     20,450
    Short-term investments ....................         5,810           6,380
    Receivables - net .........................        56,254          62,217
    Unbilled revenue ..........................        51,776          48,814
    Inventories ...............................        91,812          82,808
    Other .....................................        11,069           6,098
                                                 ------------    ------------
          Total current assets ................       229,060         226,767
  Property, plant and equipment - net .........        45,708          48,917
  Long-term receivables - net .................         9,276          16,695
  Other assets ................................        23,817          30,900
  Net assets of discontinued operation ........        12,385
                                                 ------------    ------------
          Total assets ........................  $    320,246    $    323,279
                                                 ============    ============
Liabilities
  Current liabilities:
    Notes payable .............................  $     38,798    $     29,406
    Current maturities of long-term debt ......         2,631           4,251
    Accounts payable ..........................        17,428          21,115
    Billings in excess of cost and estimated
      earnings on uncompleted contracts .......         8,293           9,728
    Taxes on income ...........................         5,682           5,201
    Other accrued liabilities .................        16,774          21,331
                                                 ------------    ------------
          Total current liablilites ...........        89,606          91,032
  Long-term debt ..............................        14,626          13,974
  Other liabilities and deferred credits ......        39,010          43,022
                                                 ------------    ------------
          Total liabilities ...................       143,242         148,028

Minority interest .............................        15,690          17,179

Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value; none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,964,181 and 7,941,231 shares .............           796             794
  Additional capital ..........................        40,083          39,753
  Accumulated earnings ........................       150,385         145,195
  Cumulative translation adjustments ..........        (2,303)           (911)
  Common stock held in treasury at cost
   (1,936,400 and 1,905,400 shares) ...........       (27,647)        (26,759)
                                                 ------------    ------------
          Total shareholders' investment ......       161,314         158,072
                                                 ------------    ------------
          Total liabilities and
           shareholders' investment ...........  $    320,246    $    323,279
                                                 ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)

                                                         For The Quarter
                                                          Ended June 30,
                                                  -----------------------------
                                                      1997             1996
                                                           (unaudited)

Sales ........................................    $     73,725     $     65,780
                                                  ------------     ------------
Costs and expenses:
  Cost of sales ..............................          49,632           42,832
  Selling, general and administrative
    expenses .................................          16,155           14,723
  Company-sponsored product development ......           3,394            3,561
  Interest expense ...........................           1,081              706
  Gain on issuance of stock by subsidiary ....                          (21,166)
  Interest and other (income) - net ..........          (1,824)          (1,103)
                                                  ------------     ------------
                                                        68,438           39,553
                                                  ------------     ------------
       Income from continuting operations
         before income taxes, minority
         interest and extraordinary item .....           5,287           26,227
Provision for income taxes
  from continuing operations .................           1,491            8,998
Minority interest expense
  from continuing operations .................             307              246
                                                  ------------     ------------
       Income from continuing operations
         before extraordinary item ...........           3,489           16,983
Discontinued operation:
  Loss from discontinued operation net of
    applicable income taxes of $425 and
    $538 and minority interest expense of
    $206 and $205, respectively ..............             740              932
                                                  ------------     ------------
       Income before extraordinary item ......           2,749           16,051
Extraordinary item:
  Extraordinary loss on early
    extinguishment of debt net of
    applicable income taxes of $557 ..........                            1,035
                                                  ------------     ------------
       Net income ............................           2,749           15,016
Accumulated earnings:
  Beginning of period ........................         147,636          125,134
                                                  ------------     ------------
  End of period ..............................    $    150,385     $    140,150
                                                  ============     ============
Earnings (loss) per common share:
  Continuing operations before
    extraordinary item .......................    $       0.58     $       2.58
  Discontinued operation .....................           (0.12)           (0.14)
  Extraordinary item .........................                            (0.16)
                                                  ------------     ------------
       Net income ............................    $       0.46     $       2.28
                                                  ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)

                                                       For The Six Months
                                                         Ended June 30,
                                                  -----------------------------
                                                      1997           1996
                                                           (unaudited)

Sales ........................................    $    147,423     $    131,588
                                                  ------------     ------------
Costs and expenses:
  Cost of sales ..............................          99,853           85,995
  Selling, general and administrative
    expenses .................................          31,594           28,704
  Company-sponsored product development ......           6,549            7,382
  Interest expense ...........................           1,761            2,075
  Gain on issuance of stock by subsidiary ....                          (21,166)
  Interest and other (income) - net ..........          (2,133)          (1,934)
                                                  ------------     ------------
                                                       137,624          101,056
                                                  ------------     ------------
       Income from continuting operations
         before income taxes, minority
         interest and extraordinary item .....           9,799           30,532
Provision for income taxes
  from continuing operations .................           2,877           10,393
Minority interest expense
  from continuing operations .................             496              246
                                                  ------------     ------------
       Income from continuing operations
         before extraordinary item ...........           6,426           19,893
Discontinued operation:
  Loss from discontinued operation net of
    applicable income taxes of $713 and
    $833 and minority interest expense of
    $352 and $205, respectively ..............           1,236            1,563
                                                  ------------     ------------
       Income before extraordinary item ......           5,190           18,330
Extraordinary item:
  Extraordinary loss on early
    extinguishment of debt net of
    applicable income taxes of $557 ..........                            1,035
                                                  ------------     ------------
       Net income ............................           5,190           17,295
Accumulated earnings:
  Beginning of period ........................         145,195          122,855
                                                  ------------     ------------
  End of period ..............................    $    150,385     $    140,150
                                                  ============     ============
Earnings (loss) per common share:
  Continuing operations before
    extraordinary item .......................    $       1.06     $       3.03
  Discontinued operation .....................           (0.20)           (0.24)
  Extraordinary item .........................                            (0.16)
                                                  ------------     ------------
       Net income ............................    $       0.86     $       2.63
                                                  ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Cash Flows
(stated in thousands)

                                                            For the Six Months
                                                              Ended June 30,
                                                         -----------------------
                                                            1997         1996
                                                         ---------    ----------
                                                              (unaudited)
Cash flows from operating activities:
  Net income .........................................   $   5,190    $  17,295
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ...................       6,836        6,019
     Gain on issuance of stock by subsidiary .........                  (21,166)
     Gain on foreign currency denominated debt .......        (641)
     Minority interest ...............................         144           41
  Change in assets and liabilities:
     Receivables .....................................        (883)      23,528
     Unbilled revenue ................................      (2,962)      (6,038)
     Inventories .....................................      (9,205)     (15,175)
     Accounts payable and taxes on income ............      (1,961)      14,777
     Billing in excess and other accrued liabilites ..      (9,785)      (2,118)
     Long-term receivables - net and other assets ....      (5,095)         885
     Other liabilities and deferred credits ..........       2,512      (10,269)
                                                         ---------    ---------
  Net cash provided by (used for) operating activities     (15,850)       7,779
                                                         ---------    ---------
Cash flows from investing activities:
  Capital expenditures ...............................      (5,965)      (8,411)
  Payment for purchase of business,
   net of cash acquired ..............................                    7,656
  Sale of equipment under operating lease ............         731
  Sale of investment securities ......................         570
  Other investing activities .........................         270         (342)
                                                         ---------    ---------
  Net cash used for investing activities .............      (4,394)      (1,097)
                                                         ---------    ---------
Cash flows from financing activities:
  Net borrowings (payments) under bank line
   of credit agreements ..............................       9,392      (12,038)
  Proceeds from long-term debt .......................       2,432        3,406
  Payments on long-term debt .........................      (2,759)     (20,431)
  Proceeds from sale of notes receivable .............       7,268
  Proceeds from exercise of stock options ............         332          544
  Acquisition of Tech-Sym and
   GeoScience treasury shares ........................      (3,140)         (30)
  Proceeds from issuance of subsidiary common stock ..                   39,525
  Other ..............................................      (1,392)        (509)
                                                         ---------    ---------
  Net cash provided by financing activities ..........      12,133       10,467
                                                         ---------    ---------
Net increase (decrease) in
  Cash and cash equivalents ..........................      (8,111)      17,149
  Cash and cash equivalents at beginning of period ...      20,450       20,715
                                                         ---------    ---------
  Cash and cash equivalents at end of period .........   $  12,339    $  37,864
                                                         =========    =========

Cash flow from operating activities include:
  Interest paid ......................................   $   1,921    $   2,864
  Income taxes paid ..................................       4,664        2,553

       The accompanying notes are an integral part of these consolidated financial statements.

        Page 5                                                 Form 10-Q

        Tech-Sym Corporation

        Notes to Consolidated Financial Statements

        1. The accompanying unaudited consolidated financial statements of Tech-Sym Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Annual Report for the year ended December 31, 1996.

            In the opinion of the Company's management ("Management"), all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

            The consolidated statements of income for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

            The consolidated financial statements have been restated to reflect the geoscientific software subsidiary of the Company's majority owned subsidiary, GeoScience Corporation ("GeoScience"), as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 (see Note 2).

        2. Effective June 30, 1997 (the "measurement date"), GeoScience adopted a plan to sell its geoscientific software subsidiary, CogniSeis Development, Inc. ("CogniSeis"). Accordingly, CogniSeis is reported as a discontinued operation for the periods presented. Management anticipates CogniSeis will incur operating losses approximating $500,000 from the measurement date through the disposal date. Such losses have been deferred due to the fact that Management expects a gain on the sale of CogniSeis.

            On July 15, 1997, GeoScience signed a letter of intent to sell CogniSeis for cash and guaranteed future royalties with a combined estimated value between $19.5 and $23 million. The proposed sale is subject to the terms of a negotiated definitive agreement which could vary from the letter of intent, and no assurances can be made that this transaction will be completed. Management's current estimate indicates that the total sale proceeds from the disposal of CogniSeis will result in a gain on the transaction. However, the ultimate financial impact of the negotiated definitive agreement could differ from Management's current estimate.

        Page 6                                                 Form 10-Q

        Tech-Sym Corporation

        Notes to Consolidated Financial Statements - Continued

            The operating results (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                                        Quarter Ended June 30,
                                                      --------------------------
                                                         1997            1996
                                                      ----------      ----------
            Revenue ............................      $    5,575      $    5,404
                                                      ==========      ==========
            Loss before provision for
             income taxes ......................           1,371           1,675
            Provision for income taxes .........             425             538
            Minority interest ..................             206             205
                                                      ----------      ----------
            Net loss ...........................      $      740      $      932
                                                      ==========      ==========

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                         1997            1996
                                                      ----------      ----------
            Revenue ............................      $   11,398      $   11,281
                                                      ==========      ==========
            Loss before provision for
             income taxes ......................           2,301           2,601
            Provision for income taxes .........             713             833
            Minority interest ..................             352             205
                                                      ----------      ----------
            Net loss ...........................      $    1,236      $    1,563
                                                      ==========      ==========

            The net assets (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                                                  June 30, 1997
                                                                  -------------
            Current assets ................................       $       7,465
            Property, plant and equipment, net ............               3,149
            Other assets ..................................               5,747

            Current liabilities ...........................              (3,976)
                                                                  -------------
                 Net assets ...............................       $      12,385
                                                                  =============

        3. Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows (in thousands):

                                              June 30, 1997   December 31, 1996
                                              -------------     -------------
                                               (unaudited)
            Raw Materials ...............     $      34,726     $      28,613
            Work in Process .............            33,259            30,680
            Finished Goods ..............            23,827            23,515
                                              -------------     -------------
                 Total inventories ......     $      91,812     $      82,808
                                              =============     =============

        Page 7                                                 Form 10-Q

        Tech-Sym Corporation

        Notes to Consolidated Financial Statements - Continued

        4. Earnings per common share are based on the weighted average number of shares outstanding during each period (6,032,000 and 6,579,000 for the quarter ended June 30, 1997 and 1996 respectively, and 6,037,000 and 6,571,000 for the six month period ended June 30, 1997 and 1996, respectively).

        5.  In 1997, Statement of Financial Accounting Standards No. 128 (FAS
            128), Earnings per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Adoption of FAS 128 is not expected to have a material effect on the Company's financial position or operational results.

                                                        Quarter Ended June 30,
                                                        ----------------------
                                                          1997          1996
                                                        --------      --------
            Pro-forma earnings per share
                Earnings per common share ..........    $   0.46      $   2.28
                                                        --------      --------
                Earnings per common share
                 assuming dilution .................    $   0.44      $   2.20
                                                        --------      --------

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1997          1996
                                                        --------      --------
            Pro-forma earnings per share
                Earnings per common share ..........    $   0.86      $   2.63
                                                        --------      --------
                Earnings per common share
                 assuming dilution .................    $   0.83      $   2.53
                                                        --------      --------

        Page 8                                                  Form 10-Q

        Tech-Sym Corporation

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        RESULTS OF OPERATIONS

        In June 1997, the Company's majority owned subsidiary, GeoScience Corporation ("GeoScience") adopted a plan to sell its geoscientific software subsidiary, CogniSeis Development, Inc. ("CogniSeis"). CogniSeis is accounted for as a discontinued operation. Accordingly, the consolidated financial statements have been presented to report separately the operating results of the continuing operations. All prior year amounts have been restated.

        RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

        Revenue increased $7,945,000 or 12% to $73,725,000 for the quarter ended June 30, 1997. The increase in revenue resulted primarily from increased shipments in the communications and geoscientific business which increased from the same quarter in the prior year $8,596,000 and $3,326,000, respectively. Within the communications business, shipments of broadcast equipment, microwave products and weather radar systems demonstrated revenue growth over the second quarter of 1996. In the geoscientific business, the increase primarily resulted from increased shipments of land and ocean bottom cables. The increases in the communications and geoscientific business more than offset the $3,199,000 decrease in revenue in the defense systems business which was a result of delayed bookings of government and foreign orders.

        The consolidated gross profit margin decreased from 35% to 33% of revenue for the quarter ended June 30, 1997, compared to the same quarter in the prior year. The majority of the decrease in gross profit margin was attributed to the communications business. Within the broadcast area of the communications business, the gross profit margin was negatively impacted by cost over-runs on several long-term projects and initial start-up costs on a number of new products. The gross profit of the microwave products' portion of the communications business suffered due to production labor costs increasing at a greater rate than the increase in product shipments. Increased material costs on several contracts within the defense systems business due to supplier problems also contributed to a lower than customary gross profit margin. The gross profit margin of the geoscientific business improved over the second quarter of 1996 primarily as a result of reduced costs derived from improved manufacturing efficiencies and decreased electronic component prices related to the 24-bit electronic module.

        Page 9                                                  Form 10-Q

        Tech-Sym Corporation

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations - Continued

        Consolidated selling, general and administrative expenses increased 10% to $16,155,000 during the second quarter of 1997. These expenses as a percentage of revenue decreased slightly in comparison to the same quarter a year ago. The majority of the $1,432,000 increase occurred within the geoscientific business. The increase primarily resulted from additional costs for support personnel and royalties associated with the overall growth in the business and additional commissions associated with increased international sales. Furthermore, expenses related to managing the consolidated business and necessitated by being a publicly traded company were added. The Company-sponsored product development expenses were $3,394,000 for the quarter ended June 30, 1997 compared to $3,561,000 for the quarter ended June 30, 1996. The decrease was primarily in the communications business as a result of the completion of several projects relating to broadcast and antenna equipment that were under development in the second quarter of 1996. The overall decreases exceeded the increases incurred within the geoscientific business due to design changes on the 24-bit electronic module.

        Interest expense increased to $1,081,000 during the second quarter of 1997 from $706,000 during the second quarter of 1996 as a result of the increase in interest bearing debt incurred primarily to support the growth of the business and, to a lesser extent, to fund the Company's stock buy-back program. Other income increased to $1,824,000 from $1,103,000 primarily due to foreign currency transaction gains within the communications business.

        Income from continuing operations before the extraordinary item for the second quarter of 1997 was $3,489,000 compared to $16,983,000 for the corresponding quarter a year ago. The results of the second quarter of 1996 included a net gain of $13,700,000 related to the spin-off of 24.7% of GeoScience.

        Loss from the discontinued operation for the quarter ended June 30, 1997, decreased $192,000 or $.02 per share from the same quarter in the prior year as a result of an increase in interest income recognized on contract installment sales.

        RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

        Revenue increased 12% to $147,423,000 for the six months ended June 30, 1997, from $131,588,000 for the same period in the prior year. The increase in revenue resulted from increased shipments

        Page 10                                                 Form 10-Q

        Tech-Sym Corporation

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations - Continued

        in the communications and geoscientific business of $13,037,000 and $7,783,000, respectively. Revenue relating to the defense systems business decreased $4,032,000 from the same period in the prior year due to continued delays in the receipt of new government and foreign orders. Within the communications business, shipments in all major product areas (broadcast equipment, microwave products and weather radar systems) increased 20% or more over the six months ended June 30, 1996. Increased shipments of land, ocean bottom and marine seismic cables and revenue relating to the technical data services provided to oil exploration and production customers resulted in a 20% growth in the revenue of the geoscientific business over the same period in the prior year.

        The consolidated gross profit margin decreased from 34% to 32% of revenue for the six months ended June 30, 1997. The overall decrease is primarily related to the communications business. The reasons for the decrease within the communications business are essentially the same as those discussed for the quarter, along with a change in the product mix within the broadcast area. The gross profit margin for the geoscientific business was consistent as a percent of revenue for the six months ended June 30, 1997 and 1996, while the gross profit margin as a percent of revenue for the defense systems business improved from 22% to 24% over the same period in the prior year.

        Consolidated selling, general and administrative expenses increased to $31,594,000 for the period ended June 30, 1997, from $28,704,000. These expenses as a percentage of revenue decreased slightly in comparison to the same quarter in the prior year. The increase occurred in the geoscientific business. The increase in the geoscientific business resulted from (1) the growth in support personnel associated with the growth in the business, (2) additional royalty costs associated with the overall increase in revenue, (3) additional commissions associated with the increased international sales and (4) the added costs of managing the consolidated geoscientific business as a publicly traded company. Company-sponsored product development expenses were $6,549,000 for the period ended June 30, 1997 compared to $7,382,000 for the period ended June 30, 1996. The decrease occurred primarily within the broadcast area of the communications business. The reasons for the decrease are as discussed in the results for the quarter ended June 30, 1997.

        Interest expense was $1,761,000 for the six month period ended June 30, 1997, as compared to $2,075,000 for the six month period ended June 30, 1996. The decrease was derived from the first

        Page 11                                                 Form 10-Q

        Tech-Sym Corporation

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations - Continued

        three months of the year due to a reduction in interest bearing debt that occurred in the second quarter of 1996 as a result of proceeds generated from the sale of stock of GeoScience. Other income increased to $2,133,000 from $1,934,000 primarily due to foreign currency transaction gains within the communications business that more than offset the decrease in interest income on interest bearing receivables within the geoscientific business.

        The effective tax rate for the six months ended June 30, 1997 was 31% compared to 34% for the same period in the prior year. The Company's effective tax rate is lower than the statutory United States rate due to tax benefits generated from foreign sales.

        Income from continuing operations before the extraordinary item for the six month period of 1997 was $6,426,000 compared to $19,893,000 for the corresponding period a year ago. The six months ended June 30, 1996 included a net gain of $13,700,000 as discussed in the results for the quarter ended June 30, 1997.

        Loss from the discontinued operation for the six months ended June 30, 1997 decreased $327,000 from the same period in the prior year as a result of an increase in interest income recognized on contract installment sales and the change in minority ownership interest between the two periods.

        Backlog at June 30, 1997 was $122,000,000 compared to $147,000,000 at
        June 30, 1996. The decrease occurred primarily in the defense systems business and the broadcast area within the communications business. The decrease in backlog may unfavorably affect the Company's operating results for the third and fourth quarter if orders are not received in time to ship during the respective periods.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations and bank borrowings. At June 30, 1997, the Company's working capital balance was $139,454,000 compared to $135,735,000 at December 31, 1996. The increase in working capital is a result of a decrease in liabilities which resulted from segregating the net assets of the discontinued operation as a non-current asset at June 30, 1997 and an increase in inventory levels. Cash used for operations was $15,850,000 for the six months ended June 30, 1997, compared to cash provided by operations of $7,779,000 for the same period in the prior year.

        Page 12                                                 Form 10-Q

        Tech-Sym Corporation

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations - Continued

        As of June 30, 1997, the Company had uncommitted bank lines of credit aggregating approximately $84,295,000. Borrowings under these lines were $38,798,000, including the discontinued operation. The Company had a working capital ratio of 2.56 to 1.0 and debt to total capitalization of 26%. The Company believes that its current financial position and available lines of credit will provide ample sources of funds to meet foreseeable requirements.

        Purchases of property, plant and equipment totaled $5,965,000 for the six months ended June 30, 1997, compared to $8,411,000 for the corresponding prior year period. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1997 will be approximately $9,830,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

        Forward-looking statements in this document are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, risks associated with the uncertainty of market acceptance of the Company's products, limited number of customers, as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, and other risks detailed in the Company's filings with the Securities and Exchange Commission.

        Page 13                                                 Form 10-Q

        Tech-Sym Corporation

                           PART II. OTHER INFORMATION

        Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        The shareholders of Registrant took the following action at the Annual Meeting held April 29, 1997:

              1. Elected all eight (8) management nominees for directors pursuant to proxies solicited without opposition under regulation 14A, as stated below:

                                        Votes in          Votes
                    Nominee               Favor          Withheld
                    -------             ---------        --------
                  W.L. Creech           4,576,398         430,199
                  M.C. Forrest          4,582,203         424,394
                  A.A. Gallotta, Jr.    4,582,203         424,394
                  W.W. Gamel            4,582,203         424,394
                  C.C. Kraft, Jr.       4,582,203         424,394
                  R.E. Moore            4,576,403         430,194
                  C.J. Scribner         4,582,203         424,394
                  C.K. Watt             4,582,203         424,394

              2. Ratified the appointment of Price Waterhouse LLP as independent accountants of the Registrant for the year ending December 31, 1997 (4,984,800 shares voted for, 13,601 shares voted against and 8,196 shares abstained).

              3. Approved the Third Amendment to the 1990 Stock Option Plan (3,388,109 shares voted for, 1,565,545 shares voted against and 52,943 shares abstained).

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  EXHIBITS.

                  10(a) -- 1990 Stock Option Plan, as amended and restated.

                  10(b) -- Form of Employee Stock Option Agreement.

                  10(c) -- Incentive Bonus Compensation Plan, effective
                           January 1, 1997.

             (b)  REPORTS ON FORM 8-K.

                  None.

        Page 14                                                 Form 10-Q

        Tech-Sym Corporation

          No financial statements were filed as a part of this report.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TECH-SYM CORPORATION
                                                 Registrant

        Date:  August 13, 1997             /s/ Wendell W. Gamel
                                           Wendell W. Gamel, Chairman of
                                           the Board and President


        Date:  August 13, 1997             /s/ Ray F. Thompson
                                           Ray F. Thompson, Vice-
                                           President, Treasurer,
                                           and Chief Financial Officer

                                                                       Form 10-Q

        Tech-Sym Corporation

                                  EXHIBIT INDEX

        Number                     Exhibit

        10(a)          1990 Stock Option Plan, as amended and restated.

        10(b)          Form of Employee Stock Option Agreement.

        10(c)          Incentive Bonus Compensation Plan, effective
                       January 1, 1997.