Form 10-Q/A
period 1997-03-31
TECH SYM CORP
filed 1997-11-12
CIK 96669

Form 10-Q/A

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
Yes  [X].    No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                          Outstanding at April 30, 1997
Common Stock, $.10 par value                        6,035,781

                                                                     Form 10-Q/A

                                      INDEX
                                      -----
                                                       Page No.
                                                       --------

Part I.  Financial Information:

  Item 1.  Financial Statements

    Consolidated Balance Sheet March 31, 1997
      and December 31, 1996                                1

    Consolidated Statement of Income and Accumulated
      Earnings for Three Months Ended March 31,
      1997 and 1996                                        2

    Consolidated Statement of Cash Flows for the
      Three Months Ended March 31, 1997 and 1996           3

    Notes to Consolidated Financial Statements            4-6

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations         7-9

  Signatures                                               10

Page 1                                                               Form 10-Q/A
                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
(stated in thousands,                              March 31,      December 31,
 except share amounts)                               1997            1996
                                                   ---------      ---------
Assets                                            (unaudited)
  Current assets:
    Cash and cash equivalents ..................   $  18,996      $  20,450
    Short-term investments .....................       4,025          6,380
    Receivables - net ..........................      67,624         62,217
    Unbilled revenue ...........................      51,922         48,814
    Inventories ................................      86,019         82,808
    Other ......................................       8,335          6,098
                                                   ---------      ---------
          Total current assets .................     236,921        226,767
  Property, plant and equipment - net ..........      49,041         48,917
  Long-term receivables - net ..................      12,520         16,695
  Other assets .................................      27,322         30,900
                                                   ---------      ---------
          Total assets .........................   $ 325,804      $ 323,279
                                                   =========      =========
Liabilities
  Current liabilities:
    Notes payable ..............................   $  34,496      $  29,406
    Current maturities of long-term debt .......       6,696          4,251
    Accounts payable ...........................      19,033         21,115
    Billings in excess of cost and estimated
      earnings on uncompleted contracts ........      10,584          9,728
    Taxes on income ............................       5,135          5,201
    Other accrued liabilities ..................      19,584         21,331
                                                   ---------      ---------
          Total current liablilites ............      95,528         91,032
  Long-term debt ...............................      16,995         13,974
  Other liabilities and deferred credits .......      38,635         43,022
                                                   ---------      ---------
          Total liabilities ....................     151,158        148,028

Minority interest ..............................      16,118         17,179

Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value; none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,949,781 and 7,941,231 shares ..............         795            794
  Additional capital ...........................      39,895         39,753
  Accumulated earnings .........................     146,741        145,195
  Cumulative translation adjustments ...........      (2,144)          (911)
  Common stock held in treasury at cost
   (1,905,400 shares) ..........................     (26,759)       (26,759)
                                                   ---------      ---------
          Total shareholders' investment .......     158,528        158,072
                                                   ---------      ---------
          Total liabilities and
           shareholders' investment ............   $ 325,804      $ 323,279
                                                   =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                               Form 10-Q/A

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)
                                                        For the Three Months
                                                            Ended March 31,
                                                      -------------------------
                                                        1997            1996
                                                      ---------       ---------
                                                            (unaudited)
Sales ..........................................      $  78,721       $  71,685
                                                      ---------       ---------
Costs and expenses:
  Cost of sales ................................         53,255          45,494
  Selling, general and administrative
    expenses ...................................         18,150          16,745
  Company-sponsored product development ........          4,688           5,447
  Interest expense .............................            762           1,263
  Interest and other (income) - net ............           (325)           (643)
                                                      ---------       ---------
                                                         76,530          68,306
                                                      ---------       ---------
       Income before income taxes
         and minority interest .................          2,191           3,379

Provision for income taxes .....................            695           1,100
Minority interest (income) .....................            (50)
                                                      ---------       ---------
        Net income .............................          1,546           2,279

Accumulated earnings:
  Beginning of period ..........................        145,195         122,855
                                                      ---------       ---------
  End of period ................................      $ 146,741       $ 125,134
                                                      =========       =========
Earnings (loss) per common share:
       Net income ..............................      $    0.26       $    0.35
                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                               Form 10-Q/A

Tech-Sym Corporation
Consolidated Statement of Cash Flows
(stated in thousands)
                                                          For the Three Months
                                                             Ended March 31,
                                                           --------------------
                                                              1997      1996
                                                           --------    --------
                                                               (unaudited)
Cash flows from operating activities:
  Net income ...........................................   $  1,546    $  2,279
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization .....................      3,292       2,465
     Minority interest .................................        (50)
  Change in assets and liabilities:
     Receivables .......................................     (3,186)     25,977
     Unbilled revenue ..................................     (3,108)     (2,918)
     Inventories .......................................     (3,211)     (2,313)
     Accounts payable and taxes on income ..............     (2,148)        863
     Billing in excess and other accrued liabilites ....       (891)      3,259
     Long-term receivables - net and other assets ......      2,433      (1,539)
     Other liabilities and deferred credits ............     (4,387)    (10,983)
                                                           --------    --------
  Net cash provided by (used for) operating activities .     (9,710)     17,090
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures .................................     (2,554)     (5,310)
  Payment for purchase of business,
   net of cash acquired ................................                  7,656
  Sale (purchase) of investment securities .............      2,355     (18,084)
  Other investing activities ...........................        434
                                                           --------    --------
  Net cash provided by (used for) investing activities .        235     (15,738)
                                                           --------    --------
Cash flows from financing activities:
  Net borrowings under bank line of credit agreements ..      4,669       8,137
  Proceeds from long-term debt .........................         15          81
  Payments on long-term debt ...........................     (1,976)     (5,991)
  Proceeds from exercise of stock options ..............        143         275
  Acquisition of Tech-Sym and
   GeoScience treasury shares ..........................     (1,445)        (30)
  Proceeds from sale of notes receivable ...............      7,848
  Other ................................................     (1,233)
                                                           --------    --------
  Net cash provided by financing activities ............      8,021       2,472
                                                           --------    --------
Net increase (decrease) in
  Cash and cash equivalents ............................     (1,454)      3,824
  Cash and cash equivalents at beginning of period .....     20,450      20,715
                                                           --------    --------
  Cash and cash equivalents at end of period ...........   $ 18,996    $ 24,539
                                                           ========    ========


Cash flow from operating activities include:
  Interest paid ........................................   $    819    $  1,746
  Income taxes paid ....................................        270          30

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                              Form 10-Q/A

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

    The accompanying consolidated financial statements for the quarter ended March 31, 1997, have been restated. The restatement reflects the higher cost of revenue for certain engineering and manufacturing costs which were erroneously capitalized at the Company's majority-owned GeoScience subsidary. The restatement also corrects an overstatement in sales and earnings at the Company's TRAK Microwave subsidiary that resulted from errors associated with manual inputs made into a new management information system. The restated consolidated statement of income and accumulated earnings for the quarter ended March 31, 1997, is summarized as follows (in thousands, except per share amounts):

                                      Quarter ended March 31, 1997
                                   As previously             As
                                      reported            restated
                                      ----------------------------
     Sales                            $79,521             $78,721
     Income before income taxes
       and minority interest            3,581               2,191
     Minority interest
       expense (income)                    43                 (50)
     Net income                         2,441               1,546
     Earnings per common share           $.40                $.26
     Retained earnings at
       March 31, 1997                $147,636            $146,741

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $86,019,000 at March 31, 1997, include raw materials of $30,836,000 and work-in-process and finished goods of $55,183,000.

Page 5                                                               Form 10-Q/A

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

6. During the first quarter of 1997, the Company sold notes receivable in the amount of $7,848,000 to a bank. In accordance with Statement of Financial Accounting Standards No. 125 (FAS 125), "Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" the consolidated financial statements were restated to reflect both the asset and the liability associated with this transaction.

7. In 1997, Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share" was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company

Page 6                                                               Form 10-Q/A
    will be required to change the method currently used to compute earnings per share and to restate all prior periods. Adoption of FAS 128 is not expected to have a material effect on the Company's financial position or operational results.

                                           Quarter Ended
                                             March 31,
                                          1997       1996
                                         ----------------
         Pro forma earnings per share
           Earnings per common share     $0.26      $0.35
                                         -----      -----
           Earnings per common share
             assuming dilution           $0.25      $0.33
                                         -----      -----

8. Effective June 20, 1996, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. Effective August 15, 1996, the Board authorized a 250,000 share increase in the stock repurchase plan, with a revised maximum amount of 750,000 shares. Through April 30, 1997, the Company had repurchased 610,200 shares at an average price of $26.35 per share.

Page 7                                               Form 10-Q/A

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities used cash in the amount of $9,710,000 for the three months ended March 31, 1997, versus providing cash in the amount of $17,090,000 for the three months ended March 31, 1996. Effective May 17, 1996, the Company's subsidiary, GeoScience Corporation, completed an initial public offering of 2,597,600 shares of its common stock. After the offering, the Company owned 75.3% of this subsidiary. The net proceeds to the subsidiary were $40.5 million of which $27.5 million was used to repay borrowings from the Company. The Company, in turn, used these proceeds to reduce the outstanding balance on a revolving credit facility and to prepay its senior unsecured notes which were entered into in March of 1989. At March 31, 1997, the Company had unused committed lines of credit which aggregated $52.9 million.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $2,554,000 and $5,310,000 for the three months ended March 31, 1997 and 1996, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statement of income.

A summary of the period to period changes in the principal items included in the consolidated statement of income is shown below:

                                                Comparison of
                                                Three Months
                                               Ended March 31,
                                                1997 and 1996
                                                -------------
                                              Increase(Decrease)
                                             (stated in thousands)

     Sales ...................................     $ 7,036
     Costs and expenses ......................       8,224
                                                   -------
     Income before income taxes
       and minority interest .................      (1,118)
     Provision for income taxes ..............        (405)
     Minority interest income ................          50
                                                   -------
     Net income ..............................     $  (733)
                                                   =======

Page 8                                                               Form 10-Q/A

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996:

Revenue for the quarter ended March 31, 1997, increased 10% to $78,721,000 from $71,685,000 for the year earlier period. Cost and expenses increased 12% to $76,530,000 from $68,306,000. Income before income taxes and minority interest decreased 35% to $2,191,000 from $3,379,000. The 10% increase in revenue was the result of (i) increased sales in the geoscientific area ($4,403,000 or 18%), due primarily to increased shipments of marine seismic cables and increased maintenance and other revenue resulting from contract awards to provide technical data services to bidders on oil exploration leases, which offset revenue decreases resulting primarily from delayed placement of geoscientific software orders by certain customers and (ii) increased sales in the communications area ($3,641,000 or 12%), primarily due to greater demand for microwave components, broadcast equipment, and weather radar equipment. The increases in these areas more than offset the revenue decrease in the defense systems area ($833,000 or 5%) due to delays in government orders.

Cost of revenue for the quarter ended March 31, 1997, increased $7,761,000 or 17% to $53,255,000 from $45,494,000. This increase was due to (i) the general increase in sales over the year earlier period, (ii) increased costs on sales within the communications area, primarily due to a greater amount of lower margin cost plus fixed fee government contracts in the product mix for the period and increased manufacturing costs on microwave products due to inefficiencies related to the implementation of a new management information system that created delays in product shipments, and (iii) a significant shift in the product mix of the sales within the geoscientific business area which included (w) larger shipments of marine seismic cables, which have higher production costs in relationship to selling price as compared to the electronics portion of the seismic data acquisition systems, (x) increased engineering and manufacturing costs associated with design changes made to the 24-bit seismic data acquisition module, (y) increased manufacturing costs within the domestic seismic cable manufacturing facility, and (z) lower shipments of software products, which generally have a very low cost of sales in comparison to equipment products and maintenance and other service revenue.

Selling, general and administrative expenses increased $1,405,000 or 8% to $18,150,000 from $16,745,000 in the like quarter last year. While the increase compares favorably with the increase in revenue for the current period, it occurred primarily in the geoscientific business area due to (i) higher commissions relating to a large international sale and (ii) increased royalties

Page 9                                                               Form 10-Q/A

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

relating to seismic equipment sales. Research and development expense for the quarter decreased 14% to $4,688,000 from $5,447,000. The decrease was primarily in the communications business area due to the completion of several projects that were under development in the like period last year. The decrease also reflected (i) the cost cutting measures initiated during the second half of 1996 within the geoscientific software business area and (ii) the reduction of field testing expenses related to the Polyseis products within the geoscientific equipment business area.

Interest expense decreased 40% to $762,000 from $1,263,000 as compared to the prior year period as a result of the reduction of interest bearing debt due to the proceeds from the initial public offering of 2,597,600 shares of the common stock of the Company's subsidiary, GeoScience Corporation, as more fully discussed in the Liquidity section of this Form 10-Q. Other income, net, decreased 49% to $325,000 from $643,000 primarily due to (i) lower earnings on investments and (ii) the like quarter in 1996 included a credit for investment in foreign facilities.

The Company's software subsidiary, CogniSeis Development, Inc., posted a first quarter pre-tax loss of $1,087,000. The Company is soliciting offers to acquire the subsidiary and intends to sell it if the price and terms of an offer reflect the intrinsic value and profit-making potential of the subsidiary and its product lines.

Page 10                                                              Form 10-Q/A

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   TECH-SYM CORPORATION
                                         Registrant

Date:  November 12, 1997           /s/ Wendell W. Gamel
                                   Wendell W. Gamel, Chairman of
                                   the Board and President
                                   (principal executive officer)


Date:  November 12, 1997           /s/ Ray F. Thompson
                                   Ray F. Thompson, Vice-
                                   President and Treasurer
                                   (principal financial officer)