Form 10-Q/A
period 1997-06-30
TECH SYM CORP
filed 1997-11-13
CIK 96669

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
Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                                  Outstanding at July 31, 1997
Common Stock, $.10 par value                                 6,031,481

                                                                     Form 10-Q/A

Tech-Sym Corporation

                                      INDEX
                                      -----

                                                       Page No.
                                                       --------

Part I.  Financial Information:

  Consolidated Balance Sheet June 30, 1997
    and December 31, 1996                                  1

  Consolidated Statement of Income and Accumulated
    Earnings for the Quarter Ended June 30,
    1997 and 1996                                          2

  Consolidated Statement of Income and Accumulated
    Earnings for the Six Months Ended June 30,
    1997 and 1996                                          3

  Consolidated Statement of Cash Flows for the
    Six Months Ended June 30, 1997 and 1996                4

  Notes to Consolidated Financial Statements              5-9

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                  10-15

Signatures                                                 16

Page 1                                                       Form 10-Q/A
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
(stated in thousands,                                  June 30,     December 31,
 except share amounts)                                   1997           1996
                                                     -----------    ------------
Assets                                               (unaudited)
  Current assets:
    Cash and cash equivalents ....................     $  12,339      $  20,450
    Short-term investments .......................         5,810          6,380
    Receivables - net ............................        60,712         62,217
    Unbilled revenue .............................        49,476         48,814
    Inventories ..................................        90,792         82,808
    Other ........................................        11,069          6,098
                                                       ---------      ---------
          Total current assets ...................       230,198        226,767
  Property, plant and equipment - net ............        45,708         48,917
  Long-term receivables - net ....................        12,666         16,695
  Other assets ...................................        23,817         30,900
  Net assets of discontinued operation ...........        12,385
                                                       ---------      ---------
          Total assets ...........................     $ 324,774      $ 323,279
                                                       =========      =========
Liabilities
  Current liabilities:
    Notes payable ................................     $  38,798      $  29,406
    Current maturities of long-term debt .........         7,089          4,251
    Accounts payable .............................        17,428         21,115
    Billings in excess of cost and estimated
      earnings on uncompleted contracts ..........         8,293          9,728
    Taxes on income ..............................         4,721          5,201
    Other accrued liabilities ....................        16,774         21,331
                                                       ---------      ---------
          Total current liablilites ..............        93,103         91,032
  Long-term debt .................................        18,016         13,974
  Other liabilities and deferred credits .........        39,010         43,022
                                                       ---------      ---------
          Total liabilities ......................       150,129        148,028

Minority interest ................................        15,532         17,179

Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value; none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,964,181 and 7,941,231 shares ................           796            794
  Additional capital .............................        40,083         39,753
  Accumulated earnings ...........................       148,184        145,195
  Cumulative translation adjustments .............        (2,303)          (911)
  Common stock held in treasury at cost
   (1,936,400 and 1,905,400 shares) ..............       (27,647)       (26,759)
                                                       ---------      ---------
          Total shareholders' investment .........       159,113        158,072
                                                       ---------      ---------
          Total liabilities and
           shareholders' investment ..............     $ 324,774      $ 323,279
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                               Form 10-Q/A

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)                                  For the Quarter
                                                             Ended June 30,
                                                       ------------------------
                                                         1997            1996
                                                       ---------      ---------
                                                              (unaudited)

Sales ............................................     $  72,225      $  65,780
                                                       ---------      ---------
Costs and expenses:
  Cost of sales ..................................        50,062         42,832
  Selling, general and administrative
    expenses .....................................        16,155         14,723
  Company-sponsored product development ..........         3,394          3,561
  Interest expense ...............................         1,081            706
  Gain on issuance of stock by subsidiary ........                      (21,166)
  Interest and other (income) - net ..............        (1,824)        (1,103)
                                                       ---------      ---------
                                                          68,868         39,553
                                                       ---------      ---------
       Income from continuting operations
         before income taxes, minority
         interest and extraordinary item .........         3,357         26,227
Provision for income taxes
  from continuing operations .....................           932          8,998
Minority interest expense
  from continuing operations .....................           242            246
                                                       ---------      ---------
       Income from continuing operations
         before extraordinary item ...............         2,183         16,983
Discontinued operation:
  Loss from discontinued operation net of
    applicable income taxes of $425 and
    $538 and minority interest expense of
    $206 and $205, respectively ..................           740            932
                                                       ---------      ---------
       Income before extraordinary item ..........         1,443         16,051
Extraordinary item:
  Extraordinary loss on early
    extinguishment of debt net of
    applicable income taxes of $557 ..............                        1,035
                                                       ---------      ---------
       Net income ................................         1,443         15,016
Accumulated earnings:
  Beginning of period ............................       146,741        125,134
                                                       ---------      ---------
  End of period ..................................     $ 148,184      $ 140,150
                                                       =========      =========
Earnings (loss) per common share:
  Continuing operations before
    extraordinary item ...........................     $    0.36      $    2.58
  Discontinued operation .........................         (0.12)         (0.14)
  Extraordinary item .............................                        (0.16)
                                                       ---------      ---------
       Net income ................................     $    0.24      $    2.28
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                               Form 10-Q/A

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)                               For The Six Months
                                                            Ended June 30,
                                                       ------------------------
                                                         1997            1996
                                                       ---------      ---------
                                                             (unaudited)

Sales ............................................     $ 145,123      $ 131,588
                                                       ---------      ---------
Costs and expenses:
  Cost of sales ..................................       100,873         85,995
  Selling, general and administrative
    expenses .....................................        31,594         28,704
  Company-sponsored product development ..........         6,549          7,382
  Interest expense ...............................         1,761          2,075
  Gain on issuance of stock by subsidiary ........                      (21,166)
  Interest and other (income) - net ..............        (2,133)        (1,934)
                                                       ---------      ---------
                                                         138,644        101,056
                                                       ---------      ---------
       Income from continuting operations
         before income taxes, minority
         interest and extraordinary item .........         6,479         30,532
Provision for income taxes
  from continuing operations .....................         1,916         10,393
Minority interest expense
  from continuing operations .....................           338            246
                                                       ---------      ---------
       Income from continuing operations
         before extraordinary item ...............         4,225         19,893
Discontinued operation:
  Loss from discontinued operation net of
    applicable income taxes of $713 and
    $833 and minority interest expense of
    $352 and $205, respectively ..................         1,236          1,563
                                                       ---------      ---------
       Income before extraordinary item ..........         2,989         18,330
Extraordinary item:
  Extraordinary loss on early
    extinguishment of debt net of
    applicable income taxes of $557 ..............                        1,035
                                                       ---------      ---------
       Net income ................................         2,989         17,295
Accumulated earnings:
  Beginning of period ............................       145,195        122,855
                                                       ---------      ---------
  End of period ..................................     $ 148,184      $ 140,150
                                                       =========      =========
Earnings (loss) per common share:
  Continuing operations before
    extraordinary item ...........................     $    0.70      $    3.03
  Discontinued operation .........................         (0.20)         (0.24)
  Extraordinary item .............................                        (0.16)
                                                       ---------      ---------
       Net income ................................     $    0.50      $    2.63
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                               Form 10-Q/A

Tech-Sym Corporation
Consolidated Statement of Cash Flows                        For the Six Months
(stated in thousands)                                          Ended June 30,
                                                           ---------------------
                                                              1997       1996
                                                           ---------   ---------
                                                                (unaudited)
Cash flows from operating activities:
  Net income ...........................................   $  2,989    $ 17,295
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization .....................      6,836       6,019
     Sale of equipment under operating lease ...........        731
     Gain on issuance of stock by subsidiary ...........                (21,166)
     Gain on foreign currency denominated debt .........       (641)
     Minority interest .................................        (14)         41
  Change in assets and liabilities:
     Receivables .......................................       (883)     23,528
     Unbilled revenue ..................................       (662)     (6,038)
     Inventories .......................................     (8,185)    (15,175)
     Accounts payable and taxes on income ..............     (2,922)     14,777
     Billing in excess and other accrued liabilities ...     (9,785)     (2,118)
     Long-term receivables - net and other assets ......     (5,675)        885
     Other liabilities and deferred credits ............      2,512     (10,269)
                                                           --------    --------
  Net cash provided by (used for) operating activities .    (15,699)      7,779
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures .................................     (5,965)     (8,411)
  Payment for purchase of business,
   net of cash acquired ................................                  7,656
  Sale of investment securities ........................        570
  Other investing activities ...........................        270        (342)
                                                           --------    --------
  Net cash used for investing activities ...............     (5,125)     (1,097)
                                                           --------    --------
Cash flows from financing activities:
  Net borrowings (payments) under bank line
   of credit agreements ................................      9,392     (12,038)
  Proceeds from long-term debt .........................      2,432       3,406
  Payments on long-term debt ...........................     (2,759)    (20,431)
  Proceeds from sale of notes receivable ...............      7,848
  Proceeds from exercise of stock options ..............        332         544
  Acquisition of Tech-Sym and
   GeoScience treasury shares ..........................     (3,140)        (30)
  Proceeds from issuance of subsidiary common stock ....                 39,525
  Other ................................................     (1,392)       (509)
                                                           --------    --------
  Net cash provided by financing activities ............     12,713      10,467
                                                           --------    --------
Net increase (decrease) in
  Cash and cash equivalents ............................     (8,111)     17,149
  Cash and cash equivalents at beginning of period .....     20,450      20,715
                                                           --------    --------
  Cash and cash equivalents at end of period ...........   $ 12,339    $ 37,864
                                                           ========    ========

Cash flow from operating activities include:
  Interest paid ........................................   $  1,921    $  2,864
  Income taxes paid ....................................      4,664       2,553


The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                               Form 10-Q/A

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

     The accompanying consolidated financial statements for the quarter and six months ended June 30, 1997, have been restated. The restatement reflects the higher cost of revenue for certain engineering and manufacturing costs which were erroneously capitalized at the Company's majority-owned GeoScience subsidiary. The restatement also corrects an overstatement in sales and earnings at the Company's TRAK Microwave subsidiary that resulted from errors associated with manual inputs made into a new management information system. The restated consolidated statement of income and accumulated earnings for the quarter and six months ended June 30, 1997, are summarized as follows (in thousands, except per share amounts):

Page 6                                               Form 10-Q/A

Tech-Sym Corporation

Notes to Consolidated Financial Statements - Continued

                                            Quarter           Six months
                                             ended               ended
                                         June 30, 1997       June 30, 1997
                                    --------------------   ---------------------
                                        As                     As
                                    previously     As      previously      As
                                     reported   restated    reported    restated
                                    ----------  --------   ----------   --------
Sales ..........................    $ 73,725    $ 72,225    $147,423    $145,123
Income from
  continuing
  operations
  before income
  taxes, minority
  interest and
  extraordinary
  item .........................       5,287       3,357       9,799       6,479
Minority interest
  expense from
  continuing
  operations ...................         307         242         496         338
Income from
  continuing operations
  before extraordinary
  item .........................       3,489       2,183       6,426       4,225
Net income .....................       2,749       1,443       5,190       2,989
Earnings per common
  share:
   Continuing operations before
    extraordinary item .........    $    .58    $    .36    $   1.06    $    .70
   Net income ..................    $    .46    $    .24    $    .86    $    .50
Retained earnings at
  June 30, 1997 ................    $150,385    $148,184    $150,385    $148,184

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

Page 7                                                               Form 10-Q/A

Tech-Sym Corporation

Notes to Consolidated Financial Statements - Continued

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

     The operating results (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                              Quarter Ended
                                                 June 30,
                                            1997          1996
                                          --------------------
     Revenue                              $5,575        $5,404
                                           =====         =====
     Loss before provision for
      income taxes                         1,371         1,675
     Provision for income taxes              425           538
     Minority interest                       206           205
                                          ------        ------
     Net loss                             $  740        $  932
                                          ======        ======

                                             Six Months Ended
                                                 June 30,
                                            1997          1996
                                         ---------------------
     Revenue                             $11,398       $11,281
                                         =======       =======
     Loss before provision for
      income taxes                         2,301         2,601
     Provision for income taxes              713           833
     Minority interest                       352           205
                                         -------       -------
     Net loss                            $ 1,236       $ 1,563
                                         =======       =======

     The net assets (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                               June 30, 1997
                                               -------------
     Current assets                               $ 7,465
     Property, plant and equipment, net             3,149
     Other assets                                   5,747

     Current liabilities                           (3,976)
                                                  -------
          Net assets                              $12,385
                                                  =======

Page 8                                                               Form 10-Q/A

Tech-Sym Corporation

Notes to Consolidated Financial Statements - Continued

3. Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows (in thousands):

                                June 30, 1997    December 31, 1996
                                -------------    -----------------
                                  (unaudited)
     Raw Materials                  $34,726            $28,613
     Work in Process                 33,259             30,680
     Finished Goods                  22,807             23,515
                                    -------            -------
          Total inventories         $90,792            $82,808
                                    =======            =======

4. Earnings per common share are based on the weighted average number of shares outstanding during each period (6,032,000 and 6,579,000 for the quarter ended June 30, 1997 and 1996 respectively, and 6,037,000 and 6,571,000 for the six month period ended June 30, 1997 and 1996, respectively).

5. During the first quarter of 1997, the Company sold notes receivable in the amount of $7,848,000 to a bank. In accordance with Statement of Financial Accounting Standards No. 125 (FAS 125), TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES the consolidated financial statements were restated to reflect both the asset and the liability associated with this transaction.

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

                                              Quarter Ended
                                                 June 30,
                                            1997          1996
                                           -------------------
     Pro-forma earnings per share
         Earnings per common share         $0.24         $2.28
         Earnings per common share         -----         -----
          assuming dilution                $0.23         $2.20
                                           -----         -----

Page 9                                                               Form 10-Q/A

Tech-Sym Corporation

Notes to Consolidated Financial Statements - Continued

                                             Six Months Ended
                                                 June 30,
                                            1997          1996
                                           -------------------
     Pro-forma earnings per share
         Earnings per common share         $0.50         $2.63
         Earnings per common share         -----         -----
          assuming dilution                $0.48         $2.53
                                           -----         -----

Page 10                                                              Form 10-Q/A

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

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

Revenue increased $6,445,000 or 10% to $72,225,000 for the quarter ended June 30, 1997. The increase in revenue resulted primarily from increased shipments in the communications and geoscientific business which increased from the same quarter in the prior year $7,096,000 and $3,326,000, respectively. Within the communications business, shipments of broadcast equipment, microwave products and weather radar systems demonstrated revenue growth over the second quarter of 1996. In the geoscientific business, the increase primarily resulted from increased shipments of land and ocean bottom cables. The increases in the communications and geoscientific business more than offset the $3,199,000 decrease in revenue in the defense systems business which was a result of delayed bookings of government and foreign orders.

The consolidated gross profit margin decreased from 35% to 31% of revenue for the quarter ended June 30, 1997, compared to the same quarter in the prior year. The majority of the decrease in gross profit margin was attributed to the communications business. Within the broadcast area of the communications business, the gross profit margin was negatively impacted by cost over-runs on several long-term projects and initial start-up costs on a number of new products. The gross profit margin of the microwave products' portion of the communications business suffered due to production labor costs increasing at a greater rate than the increase in product shipments and due to inefficiencies and input errors relating to a new management information system. Increased material costs on several contracts within the defense systems business due to supplier problems also contributed to a lower than customary gross profit margin. The gross profit margin of the geoscientific business improved over the second quarter of 1996 primarily as a result of reduced costs derived from improved manufacturing efficiencies and decreased electronic

Page 11                                                              Form 10-Q/A

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Continued

component prices related to the 24-bit seismic data acquisition module that offset the increased engineering and manufacturing costs associated with design changes to the 24-bit module and increased manufacturing costs within the domestic seismic cable manufacturing facility.

Consolidated selling, general and administrative expenses increased 10% to $16,155,000 during the second quarter of 1997. These expenses as a percentage of revenue decreased slightly in comparison to the same quarter a year ago. The majority of the $1,432,000 increase occurred within the geoscientific business. The increase primarily resulted from additional costs for support personnel and royalties associated with the overall growth in the business and additional commissions associated with increased international sales. Furthermore, expenses related to managing the consolidated business and being a publicly traded company were added. The Company-sponsored product development expenses were $3,394,000 for the quarter ended June 30, 1997, compared to $3,561,000 for the quarter ended June 30, 1996. The decrease was primarily in the communications business as a result of the completion of several projects relating to broadcast and antenna equipment that were under development in the second quarter of 1996. The overall decreases exceeded the increases incurred within the geoscientific business due to design changes to the 24-bit seismic data acquisition module.

Interest expense increased to $1,081,000 during the second quarter of 1997 from $706,000 during the second quarter of 1996 as a result of the increase in interest bearing debt incurred primarily to support the growth of the business and, to a lesser extent, to fund the Company's stock buy-back program. Other income increased to $1,824,000 from $1,103,000 primarily due to foreign currency translation gains within the communications business.

The effective tax rate for the quarter ended June 30, 1997 was 30% compared to 35% for the same period in the prior year. The Company's effective tax rate is lower than statutory United States rate due principally to benefits generated from foreign sales.

Minority interest expense from continuing operations for the quarter ended June 30, 1997, was $242,000 compared to $246,000 for the quarter ended June 30, 1996. Minority interest expense reflects the portion of GeoScience Corporation's net income from continuing operations of $1,111,000 and $1,365,000 for the quarter ended June 30, 1997 and 1996, respectively, which is attributable to minority shareholders.

Page 12                                                        Form 10-Q/A

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Continued

Income from continuing operations before extraordinary item for the second quarter of 1997 was $2,183,000 compared to $16,983,000 for the corresponding quarter a year ago. The results of the second quarter of 1996 included a net gain of $13,700,000 related to the sale to the public of common shares of 24.7% of GeoScience Corporation. The lower gross profit margin and higher operating expenses as discussed above caused the income of continuing operations for the current quarter to be less than that of the 1996 quarter without the gain on the sale of GeoScience stock.

Loss from the discontinued operation for the quarter ended June 30, 1997, decreased $192,000 or $.02 per share from the same quarter in the prior year as a result of an increase in interest income recognized on contract installment sales.

Net income for the quarter ended June 30, 1997, decreased 90% to $1,443,000 or $.24 per share compared to net income of $15,016,000 or $2.28 per share for the same quarter in the prior year. The 1996 second quarter net income included a net gain of $13,700,000 resulting from the sale of common shares of GeoScience Corporation to the public and a net loss of $1,035,000 for the premium paid on early extinguishment of debt.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30,
1996

Revenue increased 10% to $145,123,000 for the six months ended June 30, 1997, from $131,588,000 for the same period in the prior year. The increase in revenue resulted from increased shipments in the communications and geoscientific business of $10,737,000 and $7,783,000, respectively. Revenue relating to the defense systems business decreased $4,032,000 from the same period in the prior year due to continued delays in the receipt of new government and foreign orders. Within the communications business, shipments in all major product areas (broadcast equipment, microwave products and weather radar systems) increased over the six months ended June 30, 1996. Increased shipments of land, ocean bottom and marine seismic cables and revenue relating to the technical data services provided to oil exploration and production customers resulted in a 20% growth in the revenue of the geoscientific business over the same period in the prior year.

The consolidated gross profit margin decreased from 35% to 30% of revenue for the six months ended June 30, 1997. The overall decrease is primarily related to the communications business.

Page 13                                                              Form 10-Q/A

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Continued

The reasons for the decrease within the communications business are essentially the same as those discussed for the quarter, along with a change in the product mix within the broadcast area. The gross profit margin for the geoscientific business decreased from 41% to 39% of revenue for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. The decrease was a result of (i) larger shipments of marine seismic cables, which have higher production costs in relationship to selling price as compared to the electronics portion of the seismic data acquisition systems, (ii) increased engineering and manufacturing costs associated with design changes to the 24-bit seismic data acquisition module and (iii) increased manufacturing costs within the domestic seismic cable manufacturing facility. The gross profit margin as a percent of revenue for the defense systems business improved from 22% to 24% over the same period in the prior year.

Consolidated selling, general and administrative expenses increased to $31,594,000 for the period ended June 30, 1997, from $28,704,000. These expenses as a percentage of revenue decreased slightly in comparison to the same quarter in the prior year. The increase occurred in the geoscientific business. The increase in the geoscientific business resulted from (i) the growth in support personnel associated with the growth in the business, (ii) additional royalty costs associated with the overall increase in revenue,
(iii) additional commissions associated with the increased international sales and (iv) the added costs of managing the consolidated geoscientific business as a publicly traded company. Company-sponsored product development expenses were $6,549,000 for the period ended June 30, 1997 compared to $7,382,000 for the period ended June 30, 1996. The decrease occurred primarily within the broadcast area of the communications business. The reasons for the decrease are as discussed in the results for the quarter ended June 30, 1997.

Interest expense was $1,761,000 for the six month period ended June 30, 1997, as compared to $2,075,000 for the six month period ended June 30, 1996. The decrease was derived from the first three months of the year due to a reduction in interest bearing debt that occurred in the second quarter of 1996 as a result of proceeds generated from the sale of stock of GeoScience. Other income increased to $2,133,000 from $1,934,000 primarily due to foreign currency transaction gains within the communications business that more than offset the decrease in interest income on interest bearing receivables within the geoscientific business.

The effective tax rate for the six months ended June 30, 1997 was

Page 14                                                              Form 10-Q/A

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Continued

31% compared to 34% for the same period in the prior year.  The
Company's effective tax rate is lower than the statutory United States rate due principally to tax benefits generated from foreign sales.

Minority interest expense from continuing operations for the six months ended June 30, 1997, was $338,000 compared to $246,000 for the six months ended June 30, 1996. Minority interest expense reflects the portion of GeoScience Corporation's net income from continuing operations of $1,535,000 and $2,370,000 for the six months ended June 30, 1997 and 1996, respectively, which is attributable to minority shareholders.

Income from continuing operations before extraordinary item for the six month period of 1997 was $4,225,000 compared to $19,893,000 for the corresponding period a year ago. The six months ended June 30, 1996 included a net gain of $13,700,000 as discussed in the results for the quarter ended June 30, 1997. The lower gross profit margin and higher operating expenses as discussed above caused the income of continuing operations for the current six month period to be less than that of the comparable 1996 period without the gain on the sale of GeoScience stock.

Loss from the discontinued operation for the six months ended June 30, 1997 decreased $327,000 from the same period in the prior year as a result of an increase in interest income recognized on contract installment sales and the change in minority ownership interest between the two periods.

Net income for the six months ended June 30, 1997, decreased 83% to $2,989,000 or $.50 per share compared to net income of $17,295,000 or $2.63 per share for the same period in the prior year. The 1996 results included a net gain of $13,700,000 on the sale of common shares of GeoScience Corporation to the public and a net loss of $1,035,000 for the premium paid on early extinguishment of debt.

Backlog at June 30, 1997 was $122,000,000 compared to $147,000,000 at June 30, 1996. The decrease occurred primarily in the defense systems business and the broadcast area within the communications business. The decrease in backlog may unfavorably affect the Company's operating results for the third and fourth quarter if orders are not received in time to ship during the respective periods.

Page 15                                                              Form 10-Q/A

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations and bank borrowings. At June 30, 1997, the Company's working capital balance was $137,095,000 compared to $135,735,000 at December 31, 1996. The increase in working capital is a result of a decrease in liabilities which resulted from segregating the net assets of the discontinued operation as a non-current asset at June 30, 1997 and an increase in inventory levels. Cash used for operations was $15,699,000 for the six months ended June 30, 1997, compared to cash provided by operations of $7,779,000 for the same period in the prior year.

As of June 30, 1997, the Company had uncommitted bank lines of credit aggregating approximately $84,295,000. Borrowings under these lines were $38,798,000, including the discontinued operation. The Company had a working capital ratio of 2.47 to 1.0 and debt to total capitalization of 29%. The Company believes that its current financial position and available lines of credit will provide ample sources of funds to meet foreseeable requirements.

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

Page 16                                                              Form 10-Q/A

Tech-Sym Corporation

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TECH-SYM CORPORATION
                                         Registrant


Date:  November 13, 1997           /s/ WENDELL W. GAMEL
                                   Wendell W. Gamel, Chairman of
                                   the Board and President


Date:  November 13, 1997           /s/ RAY F. THOMPSON
                                   Ray F. Thompson, Vice-
                                   President, Treasurer,
                                   and Chief Financial Officer