Form 10-Q
period 1997-09-30
TECH SYM CORP
filed 1997-11-14
CIK 96669

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                  Outstanding at October 31, 1997

Common Stock, $.10 par value                 6,051,581

                                                        Form 10-Q
Tech-Sym Corporation
                              INDEX
                                                       Page No.
Part I.  Financial Information:

  Consolidated Balance Sheet September 30, 1997
    and December 31, 1996                                  1

  Consolidated Statement of Income and Accumulated
    Earnings for the Quarter Ended September 30,
    1997 and 1996                                          2

  Consolidated Statement of Income and Accumulated
    Earnings for the Nine Months Ended September 30,
    1997 and 1996                                          3

  Consolidated Statement of Cash Flows for the
    Nine Months Ended September 30, 1997 and 1996          4

  Notes to Consolidated Financial Statements              5-7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                   8-13



Part II.  Other Information:


  Item 1.  Legal Proceedings                               14

  Item 6.  Exhibits and Reports on Form 8-K                14


Signatures                                                 15

Page 1                                                       Form 10-Q
                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Tech-Sym Corporation
Consolidated Balance Sheet
(stated in thousands,                           September 30,   December 31,
 except share amounts)                               1997          1996
                                                  ---------     ---------
Assets                                           (unaudited)
  Current assets:
    Cash and cash equivalents .................   $  15,045     $  20,450
    Short-term investments ....................       5,802         6,380
    Receivables - net .........................      56,478        62,217
    Unbilled revenue ..........................      54,997        48,814
    Inventories ...............................      93,714        82,808
    Other .....................................      10,426         6,098
    Net assets of discontinued operation ......      12,018
                                                  ---------     ---------
          Total current assets ................     248,480       226,767
  Property, plant and equipment - net .........      45,553        48,917
  Long-term receivables - net .................      10,125        16,695
  Other assets ................................      24,164        30,900
                                                  ---------     ---------
          Total assets ........................   $ 328,322     $ 323,279
                                                  =========     =========
Liabilities
  Current liabilities:
    Notes payable and current maturities
      of long-term debt .......................   $  53,559     $  33,657
    Accounts payable ..........................      16,825        21,115
    Billings in excess of cost and estimated
      earnings on uncompleted contracts .......       8,801         9,728
    Taxes on income ...........................       3,627         5,201
    Other accrued liabilities .................      18,754        21,331
                                                  ---------     ---------
          Total current liablilites ...........     101,566        91,032
  Long-term debt ..............................      17,374        13,974
  Other liabilities and deferred credits ......      35,824        43,022
                                                  ---------     ---------
          Total liabilities ...................     154,764       148,028

Minority interest .............................      14,485        17,179

Shareholders' Investment
  Preferred stock - authorized 2,000,000
   shares, without par value; none issued
  Common stock - authorized 20,000,000
   shares, $.10 par value; issued
   7,977,881 and 7,941,231 shares .............         798           794
  Additional capital ..........................      40,230        39,753
  Accumulated earnings ........................     148,913       145,195
  Cumulative translation adjustments ..........      (3,221)         (911)
  Common stock held in treasury at cost
   (1,936,400 and 1,905,400 shares) ...........     (27,647)      (26,759)
                                                  ---------     ---------
          Total shareholders' investment ......     159,073       158,072
                                                  ---------     ---------
          Total liabilities and
           shareholders' investment ...........   $ 328,322     $ 323,279
                                                  =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                          Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)                                  For The Quarter
                                                          Ended September 30,
                                                        -----------------------
                                                          1997          1996
                                                        ---------     ---------
                                                               (unaudited)
Sales ..............................................    $  71,254     $  83,181
                                                        ---------     ---------
Costs and expenses:
  Cost of sales ....................................       49,607        59,000
  Selling, general and administrative
    expenses .......................................       15,979        14,108
  Company-sponsored product development ............        3,920         3,206
  Interest expense .................................          895         1,080
  Interest and other expense (income) - net ........          112          (563)
                                                        ---------     ---------
                                                           70,513        76,831
                                                        ---------     ---------
       Income from continuting operations
         before income taxes and
         minority interest .........................          741         6,350
Provision for income taxes
  from continuing operations .......................          311         2,058
Minority interest expense (income)
  from continuing operations .......................         (299)          439
                                                        ---------     ---------
       Income from continuing operations
         before extraordinary item .................          729         3,853
Discontinued operation:
  Loss from discontinued operation net of
    applicable income taxes of $0 and $362
    and minority interest expense of
    $0 and $171, respectively ......................                        556
                                                        ---------     ---------
       Net income ..................................          729         3,297
Accumulated earnings:
  Beginning of period ..............................      148,184       140,150
                                                        ---------     ---------
  End of period ....................................    $ 148,913     $ 143,447
                                                        =========     =========
Earnings (loss) per common share:
  Continuing operations ............................    $    0.12     $    0.62
  Discontinued operation ...........................                      (0.09)
                                                        ---------     ---------
       Net income ..................................    $    0.12     $    0.53
                                                        =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                          Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)                                For The Nine Months
                                                          Ended September 30,
                                                       ------------------------
                                                          1997          1996
                                                       ---------      ---------
                                                              (unaudited)
Sales ............................................     $ 216,377      $ 214,769
                                                       ---------      ---------
Costs and expenses:
  Cost of sales ..................................       150,480        144,995
  Selling, general and administrative
    expenses .....................................        47,573         42,812
  Company-sponsored product development ..........        10,469         10,588
  Interest expense ...............................         2,656          3,155
  Gain on issuance of stock by subsidiary ........                      (21,166)
  Interest and other (income) - net ..............        (2,021)        (2,497)
                                                       ---------      ---------
                                                         209,157        177,887
                                                       ---------      ---------
       Income from continuting operations
         before income taxes, minority
         interest and extraordinary item .........         7,220         36,882
Provision for income taxes
  from continuing operations .....................         2,227         12,451
Minority interest expense
  from continuing operations .....................            39            685
                                                       ---------      ---------
       Income from continuing operations
         before extraordinary item ...............         4,954         23,746
Discontinued operation:
  Loss from discontinued operation net of
    applicable income taxes of $713 and
    $1,195 and minority interest expense
    of $352 and $376, respectively ...............         1,236          2,119
                                                       ---------      ---------
       Income before extraordinary item ..........         3,718         21,627
Extraordinary item:
  Extraordinary loss on early
    extinguishment of debt net of
    applicable income taxes of $557 ..............                        1,035
                                                       ---------      ---------
       Net income ................................         3,718         20,592
Accumulated earnings:
  Beginning of period ............................       145,195        122,855
                                                       ---------      ---------
  End of period ..................................     $ 148,913      $ 143,447
                                                       =========      =========
Earnings (loss) per common share:
  Continuing operations before
    extraordinary item ...........................     $    0.82      $    3.68
  Discontinued operation .........................         (0.20)         (0.33)
  Extraordinary item .............................                        (0.16)
                                                       ---------      ---------
       Net income ................................     $    0.62      $    3.19
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                             Form 10-Q

Tech-Sym Corporation
Consolidated Statement of Cash Flows                        For the Nine Months
(stated in thousands)                                        Ended September 30,
                                                            -------------------
                                                                1997     1996
                                                            --------   --------
                                                                (unaudited)
Cash flows from operating activities:
  Net income .............................................  $  3,718   $ 20,592
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization .......................    10,812      9,476
     Gain on issuance of stock by subsidiary .............              (21,166)
     Gain on foreign currency denominated debt ...........      (775)
     Sale of equipment under operating lease .............     1,172
     Minority interest ...................................      (313)       309
  Change in assets and liabilities:
     Receivables .........................................     2,893     18,764
     Unbilled revenue ....................................    (6,183)   (13,852)
     Inventories .........................................   (10,952)   (13,752)
     Accounts payable and taxes on income ................    (5,298)    22,039
     Billings in excess and other accrued liabilities ....      (153)     1,505
     Long-term receivables - net and other assets ........    (3,920)    (4,944)
     Other liabilities and deferred credits ..............    (7,130)   (12,850)
                                                            --------   --------
  Net cash provided by (used for) operating activities ...   (16,129)     6,121
                                                            --------   --------
Cash flows from investing activities:
  Capital expenditures ...................................    (9,081)   (13,110)
  Payment for purchase of business,
   net of cash acquired ..................................                7,656
  Sale (purchase) of investment securities ...............       578     (6,315)
  Other investing activities .............................       373       (434)
                                                            --------   --------
  Net cash used for investing activities .................    (8,130)   (12,203)
                                                            --------   --------
Cash flows from financing activities:
  Net borrowings under bank line
   of credit agreements ..................................    16,499      3,149
  Proceeds from long-term debt ...........................     3,596      3,702
  Payments on long-term debt .............................    (3,104)   (20,887)
  Proceeds from sale of notes receivable .................     7,848
  Proceeds from exercise of stock options ................       481        760
  Acquisition of Tech-Sym and
   GeoScience treasury shares ............................    (4,156)   (13,849)
  Proceeds from issuance of subsidiary common stock ......               40,381
  Other ..................................................    (2,310)      (536)
                                                            --------   --------
  Net cash provided by financing activities ..............    18,854     12,720
                                                            --------   --------
Net increase (decrease) in
  Cash and cash equivalents ..............................    (5,405)     6,638
  Cash and cash equivalents at beginning of period .......    20,450     20,715
                                                            --------   --------
  Cash and cash equivalents at end of period .............  $ 15,045   $ 27,353
                                                            ========   ========

Cash flow from operating activities include:
  Interest paid ..........................................  $  3,107   $  3,444
  Income taxes paid ......................................     5,211      2,703


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

     In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

     The consolidated statements of income for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

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

     On October 14, 1997 ("the disposal date"), the Company completed the sale of CogniSeis to Paradigm GeoPhysical Corporation for $8.9 million in cash plus future royalties ranging between $8.5 million and the net present value as of the closing date of $12.0 million.

     The Company expects to recognize a net gain for its ownership share of approximately $3.0 million on the sale. Accordingly, the results of CogniSeis' operations from the measurement date through the disposal date have been deferred.

Page 6                                                 Form 10-Q

Tech-Sym Corporation

Notes to Consolidated Financial Statements - Continued

     The operating results (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                                             Quarter Ended
                                                             September 30,
                                                           -----------------
                                                            1997       1996
                                                           -------   -------
Revenue ................................................    $        $ 4,929
                                                           =======   =======
Loss before provision for
 income taxes ..........................................               1,089
Provision for income taxes .............................                 362
Minority interest ......................................                 171
                                                           -------   -------
Net loss ...............................................    $        $   556
                                                           =======   =======

                                                           Nine Months Ended
                                                             September 30,
                                                           -----------------
                                                             1997      1996
                                                           -------   -------
Revenue ................................................   $11,398   $16,210
                                                           =======   =======
Loss before provision for
 income taxes ..........................................     2,301     3,690
Provision for income taxes .............................       713     1,195
Minority interest ......................................       352       376
                                                           -------   -------
Net loss ...............................................   $ 1,236   $ 2,119
                                                           =======   =======

     The net assets (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                                             September 30, 1997
                                                             ------------------
Current assets .............................................     $  7,770
Property, plant and equipment, net .........................        2,923
Other assets ...............................................        5,310

Current liabilities ........................................       (3,985)
                                                                 --------
     Net assets ............................................     $ 12,018
                                                                 ========

3. Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows (in thousands):

                                           September 30, 1997  December 31, 1996
                                               ------------       ----------
                                                (unaudited)
Raw Materials ..............................      $37,690           $28,613
Work in Process ............................       31,507            30,680
Finished Goods .............................       24,517            23,515
                                                  -------           -------
     Total inventories .....................      $93,714           $82,808
                                                  =======           =======

Page 7                                                 Form 10-Q

Tech-Sym Corporation

Notes to Consolidated Financial Statements - Continued

4. Earnings per common share are based on the weighted average number of shares outstanding during each period (6,033,000 and 6,231,000 for the quarter ended September 30, 1997 and 1996 respectively, and 6,036,000 and 6,452,000 for the nine month period ended September 30, 1997 and 1996, respectively).

5. During the first quarter of 1997, the Company sold notes receivable in the amount of $7,848,000 to a bank. In accordance with Statement of Financial Accounting Standards No. 125 (FAS 125), TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, the consolidated financial statements reflect both the asset and the liability associated with this transaction.

6. In 1997, Statement of Financial Accounting Standards No. 128 (FAS 128), EARNINGS PER SHARE, was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Adoption of FAS 128 is not expected to have a material effect on the Company's financial position or operational results.


                                                               Quarter Ended
                                                               September 30,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
     Pro-forma earnings per share
         Earnings per common share ..................       $  0.12    $  0.53
                                                            --------   --------
         Earnings per common share
          assuming dilution .........................       $  0.12    $  0.51
                                                            --------   --------

                                                             Nine Months Ended
                                                                September 30,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
     Pro-forma earnings per share
         Earnings per common share ..................       $  0.62    $  3.19
                                                            --------   --------
         Earnings per common share
          assuming dilution .........................       $  0.60    $  3.08
                                                            --------   --------

Page 8                                                             Form 10-Q

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

In June 1997, the Company's majority owned subsidiary, GeoScience Corporation ("GeoScience") adopted a plan to sell its geoscientific software subsidiary, CogniSeis Development, Inc. ("CogniSeis"). CogniSeis is accounted for as a discontinued operation. Accordingly, the consolidated financial statements have been presented to report separately the operating results of the continuing operations. The operating results of the discontinued operation from June 30, 1997 ("the measurement date") through October 14, 1997 ("the disposal date") have been deferred as the Company expects to recognize a net gain on the sale. All prior year amounts have been restated.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996

Revenue decreased $11,927,000 or 14% to $71,254,000 for the quarter ended September 30, 1997. The decrease in revenue resulted primarily from decreased shipments in the geoscientific business area which decreased $9,845,000 or 35% from the same quarter in the prior year due to the delay by certain customers in placing anticipated orders. Revenue in the defense systems business area decreased $3,026,000 or 16% as a result of delayed bookings of government and foreign orders. Revenue in the communications business area grew slightly in comparison to the third quarter of 1996 as increased shipments of weather radar systems and microwave products were partially offset by decreased shipments of broadcast equipment.

The consolidated gross profit margin increased from 29% to 30% of revenue for the quarter ended September 30, 1997, compared to the same quarter in the prior year. The increase in gross profit margin was due to shifts in the composition of the product mix that resulted in increases within the communications and defense systems business areas and decreases in the geoscientific business area. The change in the composition of the product mix within the geoscientific business area was the result of delayed customer orders for seismic data acquisition modules.

Consolidated selling, general and administrative expenses increased 13% to $15,979,000 during the third quarter of 1997. These expenses as a percentage of revenue increased from 17% to 22% in comparison to the same quarter in the prior year. The majority of the increase occurred in the geoscientific and communications business areas. The increase in the geoscientific business area primarily resulted from support personnel added at

Page 9 Form 10-Q

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

the domestic manufacturing operations to support the anticipated growth in the business and from higher consultant costs associated with increased seismic cable sales and the implementation of a new management information system. Within the communications business area, selling costs increased as a result of marketing initiatives geared towards obtaining additional market share. The Company-sponsored product development expenses were $3,920,000 for the quarter ended September 30, 1997 compared to $3,206,000 for the quarter ended September 30, 1996. The increase related to the geoscientific business area and resulted from design changes made to enhance the performance and reliability of the 24-bit seismic data acquisition module and from additional engineering efforts on the PolySeis product to address customer demands through enhanced capabilities.

Interest expense decreased to $895,000 during the third quarter of 1997 from $1,080,000 during the third quarter of 1996 as a result of lower borrowings on the Company's credit lines, primarily in the geoscientific business area.

Other expense for the quarter ended September 30, 1997 was $112,000 compared to other income of $563,000 for the same quarter in 1996. The change resulted from a reduction in interest income on interest bearing receivables.

The effective tax rate for the quarter ended September 30, 1997 was 30% compared to 35% for the same period in the prior year. The Company's effective tax rate is lower than the statutory United States rate due principally to benefits generated from foreign sales.

Minority interest income from continuing operations for the quarter ended September 30, 1997, was $299,000 compared to expense of $439,000 for the quarter ended September 30, 1996. Minority interest expense/income reflects the portion of GeoScience Corporation's net loss from continuing operations of $1,434,000 for the quarter ended September 30, 1997, and net income from continuing operations of $1,865,000 for the quarter ended September 30, 1996, which is attributable to minority shareholders.

Income from continuing operations before extraordinary item for the third quarter of 1997 was $729,000 compared to $3,853,000 for the corresponding quarter a year ago, reflecting the results of lower revenue, higher operating expenses and lower interest income as discussed above.

Page 10                                                            Form 10-Q

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The results of the discontinued operation for the quarter ended September 30, 1997, were deferred and will be included in the gain on disposal of the discontinued operation. The sale of the discontinued operation was completed on October 14, 1997.

Net income for the quarter decreased 78% to $729,000 or $.12 per share compared to net income of $3,297,000 or $.53 per share for the same quarter in the prior year.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

Revenue increased 1% to $216,377,000 for the nine months ended September 30, 1997, from $214,769,000 for the same period in the prior year. The slight growth in revenue resulted from increased shipments in the communications business area of $11,524,000 or 13%. Revenue relating to the defense systems business area decreased $7,058,000 or 14% from the same period in the prior year due to continued delays in the receipt of new government and foreign orders. Within the geoscientific business area, shipments decreased $2,062,000 or 3% as a result of certain customers delaying the placement of anticipated orders for seismic data acquisition modules.

The consolidated gross profit margin decreased from 32% to 30% of revenue for the nine months ended September 30, 1997, primarily due to the increased manufacturing costs of microwave products within the communications business area. The increased costs resulted from the inefficiencies associated with the general business growth and the implementation of a new management information system. Additionally, the consolidated gross profit margin was affected by a shift in the composition of the product mix created by certain geoscientific customers delaying the placement of anticipated orders.

Consolidated selling, general and administrative expenses increased to $47,573,000 for the period ended September 30, 1997, from $42,812,000. These expenses as a percentage of revenue increased from 20% to 22% in comparison to the same period in the prior year. The increase occurred primarily in the geoscientific business area and to a lesser extent in the communications business area. The primary reasons for the increase at the geoscientific business area were (i) the additional support personnel costs associated with the higher employment levels added in anticipation of accelerated business growth, (ii) higher consulting costs associated with increased seismic cable sales and the

Page 11 Form 10-Q

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

implementation of a new management information system, and (iii) the additional costs of managing the consolidated business and being a publicly traded company.

The increase in the communications business area resulted from increased selling costs that compared favorably with the increase in revenue. Company-sponsored product development expenses were $10,469,000 for the period ended September 30, 1997, compared to $10,588,000 for the period ended September 30, 1996. Increases for design changes to the 24-bit seismic data acquisition module in the geoscientific business area were offset by reductions in the broadcast equipment product line of the communications business area, where the prior year period included major design efforts for new low powered FM and AM transmitter products and for digital video broadcast equipment.

Interest expense was $2,656,000 for the nine month period ended September 30, 1997, as compared to $3,155,000 for the nine month period ended September 30, 1996. The decrease was derived from a reduction in interest bearing debt as a result of proceeds generated from the sale of stock of GeoScience Corporation to the public during the second quarter of 1996. Other income decreased to $2,021,000 from $2,497,000 primarily due to a reduction in interest bearing receivables.

The effective tax rate for the nine months ended September 30, 1997 was 31% compared to 34% for the same period in the prior year. The Company's effective tax rate is lower than the statutory United States rate due principally to tax benefits generated from foreign sales.

Minority interest expense from continuing operations for the nine months ended September 30, 1997, was $39,000 compared to $685,000 for the nine months ended September 30, 1996. Minority interest expense reflects the portion of GeoScience Corporation's net income from continuing operations of $101,000 and $4,235,000 for the nine months ended September 30, 1997 and 1996, respectively, which is attributable to minority shareholders.

Income from continuing operations before extraordinary item for the nine month period of 1997 was $4,954,000 compared to $23,746,000 for the corresponding period in the prior year. The nine months ended September 30, 1996, included a net gain of $13,700,000 related to the sale of common stock of GeoScience Corporation to the public. The lower gross profit margin, higher operating expenses and lower interest income as discussed above caused the income from continuing operations for the current nine

Page 12 Form 10-Q

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

month period to be less than the comparable 1996 period without the gain on the sale of GeoScience stock.

Loss from the discontinued operation for the nine months ended September 30, 1997, decreased $883,000 or $.13 per share from the same period in the prior year as a result of a higher gross margin due to product sales mix and lower operating expenses due to staffing reductions made during and after the third quarter of 1996. The results of the discontinued operation from the measurement date through the disposal date were deferred and will be included in the gain on disposal of the discontinued operation to be recognized in the fourth quarter of 1997.

Net income for the nine months ended September 30, 1997, decreased 82% to $3,718,000 or $.62 per share compared to net income of $20,592,000 or $3.19 per share for the same period in the prior year. The 1996 results included a net gain of $13,700,000 on the sale of common shares of GeoScience Corporation to the public and a net loss of $1,035,000 for the premium paid on early extinguishment of debt.

Backlog at September 30, 1997 was $142,531,000 compared to $173,678,000 at September 30, 1996. The decrease occurred in the defense systems business area and the broadcast equipment product line within the communications business area.


LIQUIDITY AND CAPITAL RESOURCES

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations and bank borrowings. At September 30, 1997, the Company's working capital balance was $146,914,000 compared to $135,735,000 at December 31, 1996. The increase in working capital is a result of a decrease in liabilities which resulted from segregating the net assets of the discontinued operation as a current asset at September 30, 1997 and an increase in inventory levels. Cash used for operations was $16,129,000 for the nine months ended September 30, 1997, compared to cash provided by operations of $6,121,000 for the same period in the prior year.

As of September 30, 1997, the Company had uncommitted bank lines of credit aggregating approximately $84,295,000. Borrowings under these lines were $45,905,000, including the discontinued operation. The Company had a working capital ratio of 2.45 to

Page 13 Form 10-Q

Tech-Sym Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

1.0 and debt to total capitalization of 31%. The Company believes that its current financial position and available lines of credit will provide ample sources of funds to meet foreseeable requirements.

Purchases of property, plant and equipment totaled $9,081,000 for the nine months ended September 30, 1997, compared to $13,110,000 for the corresponding prior year period. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1997 will be approximately $7,905,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

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

Page 14                                                 Form 10-Q

Tech-Sym Corporation

                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

            In a previously reported patent infringement case filed in 1994 with the United States District Court for the Northern District of Alabama, Southern Division, by Thomcast A.G. ("Thomcast") against the Company's subsidiary, Continental Electronics Corporation ("CEC") and its customer, Eternal Word Television Network, Inc., a settlement agreement was entered into effective September 19, 1997. Under the terms of the settlement agreement, all claims and counterclaims of the parties have been settled with no admission of liability by any party. CEC agreed to pay Thomcast a certain amount of cash over three years, which amount is not material to the consolidated financial condition of the Company. In addition, Thomcast granted CEC, its subsidiaries, and a potential sublicensee a worldwide license to twenty patents for use with CEC's solid state switching amplifier in exchange for future royalties. Each party agreed to bear its own costs and fees. CEC and Thomcast agreed to submit to the District Court a joint motion to dismiss the suit with prejudice.

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits.

            27   - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

            (b) Reports on Form 8-K.

            Current Report on Form 8-K dated September 2, 1997 (Item 5. Other Events -- reported the information set forth in the press release dated September 2, 1997, concerning third quarter preliminary results).

            Current Report on Form 8-K/A dated September 2, 1997 (reported same information as Current Report on Form 8-K dated September 2, 1997, but amended EDGAR submission page).

Page 15                                                 Form 10-Q

Tech-Sym Corporation

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TECH-SYM CORPORATION
                                         Registrant


Date:  November 14, 1997           /s/ Wendell W. Gamel
                                       Wendell W. Gamel, Chairman of
                                       the Board and President


Date:  November 14, 1997           /s/ Ray F. Thompson
                                       Ray F. Thompson, Vice-
                                       President, Treasurer,
                                       and Chief Financial Officer