Form 10-K
period 1997-12-31
TECH SYM CORP
filed 1998-03-30
CIK 96669

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE
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

COMMON STOCK (PAR VALUE $.10 PER                 NEW YORK STOCK EXCHANGE
SHARE) AND COMMON STOCK PURCHASE
RIGHTS (THE RIGHTS ARE NOT CURRENTLY
EXERCISABLE OR TRANSFERABLE APART
FROM THE COMMON STOCK)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    As of March 13, 1998, 6,059,181 shares of the registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $166,643,210 (based on the March 13, 1998, closing sales price of $27.8125 published in THE WALL STREET JOURNAL reports of New York Stock Exchange Composite Transactions).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference into the Part of the Form 10-K specified herein: (1) Annual Report to Shareholders for 1997 (to the extent set forth in Parts I and II of this Annual Report); and (2) Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1998 (to the extent set forth in Part III of this Annual Report).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

            This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although Tech-Sym Corporation believes that the expectations reflected in such forward-looking statements are reasonable as of the date hereof, no assurance can be given that such expectations will prove to be correct. Readers are cautioned not to place undue reliance on these forward-looking statements. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include without limitation (i) the risk of technological change relating to the Company's products and the risk of the Company's inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company's products due to fluctuations in energy industry activity, communications industry activity, and levels of government expenditures on defense equipment, (iii) the Company's reliance on certain significant customers, [iv] risk associated with a significant amount of foreign sales, (v) the credit risk to the Company from certain sales arrangements, (vi) the risk of fluctuations in future operating results, (vii) the risks of excess or inadequate inventory levels, (viii) the risks of changing government regulations or statutes, (ix) the risks of general market conditions, competition, and pricing, and (x) the risk of continued access to capital markets and commercial bank financing on favorable terms. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. All subsequent written and oral forward-looking statements attributable to Tech-Sym Corporation or persons acting on its behalf are expressly qualified in their entirety by Cautionary Statements.

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

Tech-Sym Corporation (the "Company" or "Registrant") is a diversified electronics engineering and manufacturing company primarily involved in the design, development, and manufacture of products used for communications, oil and gas exploration and production and defense.

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

            COMMUNICATIONS. The Company's communications products include microwave components and subsystems, timing and positioning equipment, antennas, broadcast transmitters, high power energy sources, weather information systems, and electronic defense products.

            The microwave components and subsystems are used by customers to make communications and radar products. Microwave components include energy sources (oscillators and amplifiers), frequency multipliers, filters, ferrite isolators and circulators, and a broad range of passive components for modulation and control of microwave energy. Microwave subsystems consist of synthesizers, frequency converters, and microwave receiver assemblies. These microwave components and subsystems are used in such areas as wireless communications, satellite communications, aircraft instruments, radars, electronic warfare systems, and industrial microwave heating and cooking. Original equipment manufacturers purchase these products to integrate into their systems. The Company also produces high performance and compact GPS filter amplifiers for use in airborne and terrestrial navigation guidance systems.

            The Company also builds extremely accurate timing systems for use by government and commercial organizations, such as NASA, telephone companies, and electric power utilities, to synchronize communication carrier signals, initiate or time events, and extract timing information from the Global Positioning System (GPS) satellites.

            The Company designs and produces antennas for wireless voice and data communication, satellite communication, surveillance, and range instrumentation. The Company also supplies antennas, fiber optic controllers, and positioners for information gathering by the U.S. surveillance community and high power antennas used by the military for jamming enemy radars. Telemetry tracking systems and microprocessor-based antenna controllers are sold to the U.S. and foreign governments for use on military test and training ranges. The Company also has designed and produces antennas for air and land mobile satellite communications systems. In the wireless local loop market, the Company provides high performance base station and home subscriber antennas for telephony systems. Its antennas are also embedded in spread spectrum wireless systems used by merchandisers to read bar codes and transfer information to and between computer information systems.

            Broadcast transmitter products include a complete line of transmitters and related equipment for the radio broadcast industry such as high power transmitters for use in the "short" and "medium" wave frequency bands as well as transmitters that operate at the radio broadcast frequencies commonly referred to as "AM" and "FM". The Company also manufactures high power radio frequency energy sources such as large particle accelerators for medical and physics research installations, and communications and radar equipment for U.S. and foreign defense agencies. The Company's principal customers include the commercial radio broadcast industry, private and government agencies that operate radio broadcast stations, and organizations or government funded operations that engage in scientific research.

            The Company's TELEFUNKEN Sendertechnik GmbH subsidiary in Berlin, Germany, designs and manufactures broadcast transmitters and antennas for the world market. Its digital audio broadcast equipment produces compact disk quality sound for specially designed FM radios and currently is in use in several test markets. It also designs and manufactures solid state band IV/V television transmitters which also are being modified for use in digital television broadcasting.

            Through its Continental-Lensa subsidiary in Santiago, Chile, the Company designs and manufactures solid state AM transmitters for sale in the Western

Hemisphere as well as in Europe. The Company also participates in a joint manufacturing agreement with the Ministry of Film, Radio, and Television in the People's Republic of China which provides for the manufacture of FM and shortwave broadcast transmitters at the Company's facility in Dallas, as well as in Beijing.

            Meteorological agencies, television broadcasters, and the U.S. military forces use the Company's Doppler weather radars to forecast weather and provide severe weather warnings. The Doppler radar measures both reflectivity and velocity of rain droplets and is used to detect, quantify and display precipitation intensity, velocity, and turbulence. The radar is extremely helpful in analyzing severe weather conditions such as hurricanes, tornadoes, thunderstorms, and wind shear. The addition of dual polarization to the radar provides information on the size and shape of echo-producing droplets, resulting in more accurate calculations of precipitation levels and in the identification of hail.

            EEC has coupled its high performance Doppler radar with sophisticated data processing systems. These systems range from low-cost PC-based display and control systems through UNIX platform mid-range systems to larger scientific systems utilizing Hewlett Packard, IBM, Silicon Graphics, and the DEC Alpha station computers. The processing systems known as Weather Windows(R) and EDGE(R) (Enterprise Doppler Graphics Environment) provide meteorologists with automated radar control as well as enhanced meteorological displays and image processing capabilities. The systems can be integrated into a network to obtain accurate weather information for a large geographic area. A unique software utility program developed by EEC for meteorologists, known as SMART (System for Meteorological Analysis in Real Time), provides displays of weather features such as wind field vectors and the growth and decay of storm cells. EEC's weather radars with dual polarization and precision Doppler processing, coupled with SMART and a full-featured computer based control and display subsystem, provide meteorologists and forecasters with an unprecedented amount of critical weather information. More than 600 of the Company's weather radars have been installed in more than 60 countries.

            GEOSCIENCE. The Company designs, develops, and manufactures products that acquire, digitize, transmit, record, and display acoustic energy produced by air guns, dynamite, or other sound sources and reflected from underground or subsea geologic formations. The Company's products are used by the oil and gas exploration and production industry to identify and define subsurface geologic structures primarily to predict the existence and location of oil and gas reserves. With the advent of more powerful computers, three-dimensional ("3-D") seismic surveys have become more routine. The 3-D surveys result in higher resolution than two dimensional surveys and the success rate of oil and gas wells based on 3-D surveys is much greater. The demand for the Company's seismic equipment has increased with the demand for 3-D surveys.

            The Company is developing products that will enable its existing 3-D seismic data acquisition systems to be used in connection with 4-D seismic surveys. The 4-D process, or time-lapse 3-D, measures the same length, depth and width of data acquired in 3-D surveys, but also features the capability to time intervals between two or more surveys. The process is well suited for reservoir monitoring application, and is intended to identify fluid movements and changes in the producing status of the reservoir.

            Principal seismic products include the digital SYNTRAK 960-24(TM) Multiple Streamer Telemetry System consisting of one to sixteen seismic streamer cables, each up to 12,000 meters in length, containing sensors, 24-bit digital electronic modules, and conductors. As the arrays are towed behind a boat, the acoustic energy is collected by the sensors, digitized and transmitted via a patented, low power telemetry communications scheme through the towed cable array to the boat. Once on board, the data is saved on magnetic tape by the Company's high-speed shipboard recording system.

            A related product is the SYNTRAK 960-24(TM) Ocean Bottom Cable System. The system is used in shallow water environments as well as in ocean bottom operations in congested and obstructed areas where conventional towed streamer cables cannot be used efficiently.

            The PolySeis ATS(TM) System, which the Company developed with partial funding from the INSTITUTE FRANCAIS DU PETROLE, is a 24-bit modular radio and/or wireline telemetry seismic data acquisition system that can be easily configured by the user for most land or transition zone needs. The system specifically is adaptive to the unique requirements associated with exploration in transition zones or in areas that are inaccessible or difficult to reach such as lakes, swamps, jungles or mountainous areas.

            The Company maintains operations for the design, manufacture, and repair of marine seismic cables in England, Singapore, and Houston. The ability to design, manufacture and repair seismic cables enhances the Company's quality control over critical processes and its ability to provide needed services to its customers worldwide. A reduced diameter array marine cable has been developed to reduce drag when towed through the water and to reduce weight and handling problems on board the seismic vessel. A subsidiary of the Company and the China Oil Offshore Geophysical Corporation operate a joint venture to manufacture and repair marine seismic cables in the People's Republic of China. Seismic cables for use on land as well as ocean bottom cables also are produced by the Company in Houston.

            The Company, through its Symtronix subsidiary, provides expert services in converting and loading seismic data into useable formats and provides computer support and maintenance services in Russia, Belarus, and Azerbaijan.

            In June 1997, the Company adopted a plan to sell its geoscientific software subsidiary, CogniSeis, and completed the sale on October 14, 1997. See
Note 3 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, which information is incorporated herein by reference.

            On December 18, 1997, the Company's subsidiary, Syntron, acquired all of the shares of Innovative Transducers Inc. ("ITI"). ITI manufactures and sells transducers and arrays used in connection with engineering applications and the acquisition of seismic data, and provides repair services with respect to such products.

            DEFENSE SYSTEMS. The principal defense systems products include airborne training and instrumentation systems, shipboard electronics, and mechanical systems which are designed and manufactured by its subsidiary, Metric Systems Corporation. The Company also provides support personnel and services to military training ranges.

            The airborne training systems consist of instrumentation pods which are attached to aircraft to collect data on the position, altitude, flight characteristics, and weapons systems of the aircraft during simulated combat. The most current version of the pod contains a high-performance Global Positioning System (GPS) receiver integrated with other state-of-the-art electronics to collect precise time and position information, along with weapons data from the aircraft during simulated combat. The data inputs are recorded in the pods and can be transmitted to identical pods on other aircraft, allowing training exercises to be conducted without being "tethered" to a fixed range location. The data can be downloaded or sent via telemetry to ground instrumentation equipment for display, debriefing, and subsequent analysis by the participants. This equipment reduces the cost of operating Air Combat Maneuvering Instrumentation (ACMI) ranges since manned radar tracking sites and other equipment are unnecessary. The Company also produces a family of advance threat radar emitters and simulators that operate with the instrumentation pods to simulate a realistic combat environment for pilot training.

            The Company's shipboard electronic products are used on a variety of platforms. Electronic control, monitoring and power distribution equipment designed and produced by the Company has been used since the late 1970s on the U.S. Navy's Vertical Launching Systems (VLS) deployed on the Ticonderoga (CG-47), Spruance (DD-963), and Arleigh Burke (DDG-51) classes of cruisers and destroyers. Similar systems have also been sold to the governments of Canada, Japan, Australia, New Zealand, Germany, Spain, and the Netherlands. The Company also supplies shipboard product subsystems for the AN/SQQ-89 Surface Anti-Submarine Warfare Combat System, firing mechanisms for the Tomahawk and Trident missiles, and cable assemblies for the AEGIS weapon system. The Company's shipboard electrical switchgear, generator control, weapons control and internal communications equipment also have been installed on several classes of U.S. Navy and foreign government ships.

            The mechanical systems designed and manufactured by the Company include antenna support structures for large communications antennas, custom containers with environmental controls for sensitive electronics equipment such as satellites, torpedoes, and missiles, aircraft launcher rail assemblies for the AMRAAM missile, and mobile ground equipment used to clean and lubricate aircraft engines. The Company also has developed and manufactures air cargo systems for airborne supply operations including on-board cargo roller/restraint systems, air-drop platforms, and cargo handling equipment for many types of aircraft.

            The Company manufactures a variety of other systems including custom automated test equipment such as the Common Rail and Launcher Test Set used to test many types of airborne weapons launching systems. The Company also is providing integration support for the U.S. Army Joint Surveillance and Target Attack Radar System (JSTARS) Common Ground Station (CGS).

GOVERNMENT CONTRACTS

            Sales under contracts with or for the United States Government accounted for $88.5 million or 30% of the Company's sales in 1997. Most of the Company's Government contracts are fixed-price contracts. Under a fixed-price contract, the price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except that adjustments are made for costs incurred due to contract changes ordered by the Government. Cost overruns incurred in connection with fixed-price contracts, particularly those involving engineering and development, substantially could reduce the Company's profitability or cause losses.

            Government contracts may be terminated for the convenience of the Government at any time the Government believes that such termination would be in its best interest. Under contracts terminated for the convenience of the Government, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. Under the Truth in Negotiations Act, the Government has a right for three years after final payment on substantially all negotiated Government contracts to examine all the Company's cost records with respect to such contracts to determine whether the Company used and made available to the Government, or to the prime contractor in the case of a subcontract, accurate, complete and current cost or pricing information in preparing bids and conducting negotiations on the contracts or any amendments thereto.

            The Company recognizes revenue under its Government contracts on the percentage of completion method which generally is measured by the percentage of total costs incurred to date to estimated total costs for each contract. Estimated losses on contracts are provided for in full when they become apparent. Provided the job is on schedule, the Company normally recovers most of its costs on large contracts under a progress payment system whereby 75% to 80% of its allowable costs incurred in performing the contract, including applicable indirect costs such as selling, general and administrative expenses, may be collected from the Government on a current basis, while related profit, if any, is billable only upon completion of the contract, or in certain instances, as delivery of units is made. The Company and Government representatives closely monitor the Company's performance against the overall budget of cost and profit for a job as the job progresses. Revisions of a budget may occur during the course of the work for many reasons including increases or decreases in the scope of the work, change orders and funding adjustments, and the Company's performance against such budget. Budget revisions forecasting profit reductions are recorded by the Company on a current basis, whereas forecasted profit increases are recorded over the remaining period of performance.

            The Company believes that business done under Government contracts differs from ordinary commercial contracts in certain other ways. Capital requirements tend to be smaller because of the progress payment system. There is no significant bad debt loss risk and, in general, receivables are paid promptly. The Company also has found that, in the case of Department of Defense contracts, the contract dispute procedures are well defined and generally permit expeditious and inexpensive resolutions of contract problems.

COMPETITION AND BUSINESS CONDITIONS

            The Company faces significant competition in most aspects of its business. Its principal competitors in each area of its activities include corporations with substantially greater assets and access to larger financial resources than the Company. The Company's products are of a highly technical nature and involve the use of techniques and materials similar to those used by its competitors. The principal competitive factors with respect to the Company's products are technological innovation, product quality, price, adherence to delivery schedules, and product reliability. A significant portion of the Company's sales are made under Government contracts awarded on the basis of competitive proposals. In addition to price, the factors involved in the award of such contracts include the quality of the proposal and reputation of the bidder. While the Company faces competition with respect to each of its product lines, the Company believes it is a principal supplier of (i) marine seismic data acquisition systems to the petroleum industry, and (ii) meteorological radars to foreign government agencies.

            Demand for many of the products sold by the Company depends upon the level and nature of the nation's defense expenditures. See "Other Information" included in Management's Discussion and Analysis set forth on page 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which information is incorporated herein by reference. The defense-related electronic systems and components manufactured by the Company are sold primarily to the United States armed forces, defense contractors, and foreign countries for military and training use. General increases or decreases in the level of defense appropriations tend to affect demand for defense-related products, but do not necessarily have a corresponding effect on demand for the specialized products manufactured by the Company. Due to the process by which appropriations and contracts are approved for defense projects, the Company commonly experiences delays in the receipt of anticipated orders, which can adversely impact operating results by shifting operating revenues from one period to another. Because most of the Company's defense-related contracts are awarded on a fixed-price basis, cost overruns can affect the Company's profitability.

MARKETING AND CUSTOMERS

            The Company's products primarily are marketed directly by the sales force of each of its operating subsidiaries, with the assistance of domestic and international independent technical sales representatives who receive commissions on their sales. The principal customers for the communications products include the United States Government (primarily the armed services), communication equipment manufacturers, government and commercial weather services, foreign government agencies, radio broadcast companies and organizations, research organizations, and government contractors. The customers for geoscience products include independent and foreign national oil and gas companies, seismic contractors, geophysical contractors and government agencies around the world. The defense systems products are sold to the armed forces of the United States and foreign governments, government contractors, and aircraft manufacturers.

            The Company's largest customer is the United States Government, its agencies and contractors, whose purchases accounted for approximately 30% of the Company's consolidated sales in 1997. Of that amount, approximately 85% was attributable to purchases by the Department of Defense and its contractors. The loss of these Government contracts would have a material adverse effect on the Company as a whole. Contracts with or for the United States Government and most prime contractors may be terminated by the Government at will. See "Government Contracts." The Company has not, however, experienced any significant problems with contract cancellations.

            During fiscal 1997, 1996, and 1995, approximately 48%, 47%, and 43%, respectively, of the Company's revenue was derived from sales to customers outside the United States. See Note 14 of Notes to Consolidated Financial Statements included in the Company's annual Report to Shareholders for the year ended December 31, 1997, which information is incorporated herein by reference.

PRODUCT DEVELOPMENT

            Information concerning the amount spent during each of the last three years on company-sponsored research and development activities is set forth in the Company's "Consolidated Statement of Income" on page 24 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which information is incorporated herein by reference. Certain of the Company's research and development activities are undertaken pursuant to Government contracts and subcontracts. The costs incurred under these contracts for product research and development are charged to cost of sales, rather than to product development costs.

PATENTS

            Although the Company holds a number of United States and foreign patents, the Company believes that its business is not materially dependent upon the protection afforded by patents, but primarily upon the experience and continued creative skills of its personnel. Because of rapidly changing technology and the need for confidentiality, the Company does not seek to obtain patents in many cases.

BACKLOG

            The backlog of unshipped orders was $152,306,000 and $127,896,000 as of December 31, 1997 and 1996, respectively. The backlog as of such dates which was reasonably expected to be filled within twelve months of such date was $146,142,000 and $112,392,000, respectively.

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

MATERIALS AND SUPPLIES

            The Company's operations require a wide variety of electronic and mechanical components and raw materials. Most of these items are available from several commercial sources. The Company does not depend on any single source for a significant portion of its supplies except for the 24-bit analog-to-digital converters and hybrid processors used in Syntron's SYNTRAK 960-24(TM) towed array system and ocean bottom cable.

ENVIRONMENTAL PROTECTION

            No material effect on the operations of the Company presently is anticipated in the compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and the Company does not expect to make any material capital expenditures in the next year to comply with any such provisions.

EMPLOYEES
            As of December 31, 1997, the Company employed a total of 2,459 persons worldwide, of whom 1,925 were employed in the United States. None of the Company's domestic employees is represented by a labor union.

PRODUCT LINE SALES

            Information concerning the Company's product line sales is set forth under the caption "Product Line Sales" on page 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which information is incorporated herein by reference.

GEOGRAPHICAL INFORMATION

            Certain geographical information concerning the Company's business is set forth in Note 14 of the Notes to Consolidated Statements contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997, which information is incorporated herein by reference.

YEAR 2000

            The Company currently is in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The company does not anticipate any material disruptions in its operations as a result of any failure by the Company to be in compliance.

                               ITEM 2. PROPERTIES

            The Company's corporate headquarters are located in Houston, Texas, in a company-owned building. The Company, through its Tech-Sym Management Corporation subsidiary, occupies approximately 10,000 square feet of the 20,000 square foot building. The remaining portion of the building is leased to a third party.

            The manufacturing operations conducted by the subsidiaries of TRAK Communications include (i) 123,000 square feet of office and plant facilities on ten acres owned in Tampa, Florida, (ii) 45,500 square feet of office and plant facilities owned in Dundee, Scotland, (iii) 14,500 square feet of offices and plant facilities leased in San Clemente, California, (iv) 54,650 square feet of offices, plant facilities, and warehouse space leased in Chatsworth, California,
(v) 12,000 square feet of office and plant facilities leased in Largo, Florida, and (vi) 36,685 square feet of office and plant facilities leased in Hagerstown, Maryland.

      Continental Electronics conducts its broadcast transmitter and high power energy source manufacturing operations from office and plant facilities comprising 160,000 square feet on a 14 acre tract owned by the company in Dallas, Texas. Continental also leases an 80,000 square foot building on a 4 acre tract contiguous to the Continental property. Continental-Lensa S.A. of Santiago, Chile, owns a 13,000 square foot facility for its assembly operations. TELEFUNKEN Sendertechnik GmbH operates from a leased facility of approximately 65,000 square feet in Berlin, Germany.

            EEC conducts its weather information systems manufacturing operations from office and plant facilities comprising 43,000 square feet located on an 11 acre tract owned by the Company in Enterprise, Alabama.

            The GeoScience subsidiaries conduct their manufacturing and services operations from (i) 110,000 square feet of offices and plant facilities on a
17.4 acre tract owned in Houston, Texas, (ii) 108,000 square feet of leased offices and plant facilities at four locations in Houston, Texas, (iii) 5,000 square feet of leased offices and plant facilities in Fort Worth, Texas, (iv) 52,000 square feet of office and plant facilities on a 2.8 acre tract owned in Derbyshire, England, and (v) a 33,300 square foot company-owned office and plant facility on a 1.4 acre tract leased in Singapore. Additional office space for service centers and sales offices is leased in The People's Republic of China, Russia, Singapore, Belarus, and Azerbaijan.

            Within 1998, GeoScience's subsidiary, Syntron, currently plans to begin and complete construction of an 80,000 square foot production facility adjacent to its currently owned facility in Houston, Texas, to replace certain leased facilities and consolidate operations.

            Metric conducts its defense systems manufacturing operations from office and plant facilities comprising a total of 226,000 square feet located on three tracts totaling 38 acres owned by the Company in Fort Walton Beach, Florida. Metric also leases 5,000 square feet of office and storage space in several nearby facilities.

            The Company is the developer of a 9,000 acre residential/recreational project located near Concho, Arizona, in which Lake Investment Company, a wholly-owned subsidiary of the Company, owns a 100% interest. Approximately 550 acres of this development remains unsold.

            Certain of the facilities of the Company and its subsidiaries are subject to mortgage debt as set forth in Note 8 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997, which information is incorporated herein by reference.

            The Company believes that it has, or can obtain, adequate and suitable facilities for the business expected over the next several years. The Company maintains customary compensation, liability, and property insurance for all of its operations.

                            ITEM 3. LEGAL PROCEEDINGS

            There are various lawsuits and claims pending against the Company's subsidiaries. In the opinion of Tech-Sym's management, based in part on advice of counsel, none of these actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                        ITEM 4. SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

            No matter was submitted during the fourth quarter of 1997 to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth certain information concerning the current executive officers (as defined by the Securities and Exchange Commission rules) of the Company. These officers serve at the discretion of the Board of Directors of the Company and of various subsidiaries of the Company, as the case may be.

      NAME              AGE                 POSITIONS

Wendell W. Gamel        68      Chairman of the Board, President and Director of
                                the Company and officer and director of various subsidiaries of the Company

Coy J. Scribner         66      Vice President and Director of the Company,
                                President and Director of Metric, and Chairman of the Board of EEC

Ray F. Thompson         61      Vice President, Treasurer, and Chief Financial
                                Officer of the Company and officer and director of various subsidiaries of the Company

J. Rankin Tippins       45      Secretary and General Counsel of the Company and
                                officer and director of various subsidiaries of the Company

Paul L. Harp            49      Controller and Chief Accounting Officer of the
                                Company

O. Dale Burris          61      President of TRAK Communications Inc.

Robert M. McDonald      67      President of Continental Electronics Corporation

Richard F. Miles        49      President and Director of GeoScience
                                Corporation, Chairman of the Board and President of Syntron

            There are no family relationships between any of the above persons. Executive officers are elected annually by the Board of Directors of the Company or a wholly-owned subsidiary of the Company, as the case may be, at their respective meetings of directors held immediately following the annual meeting of shareholders for such Company, to serve for the ensuing year or until their successors have been elected. The annual meetings of shareholders of the Company and GeoScience normally are held in April of each year and the annual meeting of each of the Company's principal subsidiaries, including Metric, TRAK Communications, EEC, and Continental, are held in June of each year. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

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

            Mr. Harp was elected Controller of the Corporation effective July 1, 1996, and is the Chief Accounting Officer for the Company. He previously had served as Secretary, Treasurer, and Controller of Metric since 1982.

            Mr. Burris has served as President of TRAK Microwave for more than the past five years. In March of 1997 he was elected as President of TRAK Communications Inc.

            Mr. McDonald has served as President of Continental for more than the past five years.

            Mr. Miles was elected President of Syntron, Inc., on January 29, 1990. In December of 1995, he was elected Chairman of the Board of Syntron and resigned as President of Syntron. In March of 1996 and January of 1998, respectively, he was elected President of GeoScience Corporation and re-elected President of Syntron and continues to serve in those capacities.

                                     PART II

            The information called for by Items 5 through 8, inclusive, of Part II of this form is contained in the following sections of the Company's Annual Report to Shareholders for 1997, which sections are incorporated herein by reference:

                                               CAPTION AND PAGE OF
                                                   ANNUAL REPORT
                                       ------------------------------------
  Item 5. Market for Registrant's      Stockholder and Market Information";
          Common Equity and            page 50
          Related Stockholder
          Matters.

  Item 6. Selected Financial Data      "Selected Financial Data"; page 17

  Item 7. Management's Discussion      "Management's Discussion and Analysis of
          and Analysis of Financial     Financial Condition and Results of
          Condition and Results of      Operations";  pages 18 through 23,
          Operations                    inclusive

  Item 8. Financial Statements          Tech-Sym Corporation and Subsidiaries
          and Supplementary Data        Consolidated Financial Statements; pages
                                        24 through 50, inclusive

               ITEM 7.A. QUANTITAVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

            None.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

            There were no such changes or disagreements.

                                    PART III

            The information called for by Items 10, 11, 12 and 13 of Part III of this form (other than the information required by Item 10 with respect to executive officers which has been included in Part I above as Item 4(A) is contained in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 1998. Such information which is to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference

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

                   *3(a) Articles of Incorporation of Registrant, as amended [Registrant's 10-K (1989), SEC File No. 1-4371, Exhibit 3(a)]

                   *3(b) By-Laws of Registrant, as amended [Registrant's 10-K (1993), SEC File No. 1-4371, Exhibit 3(b)]

                   *4(a) Amended and Restated Rights Agreement dated as of June 1, 1988, between the Registrant and Continental Stock Transfer and Trust Company, as rights agent, relating to Common Stock Purchase Rights [Registrant's 10-K (1993), SEC File No. 1-4371, Exhibit 4(a)]

                  10(a)+ 1990 Stock Option Plan, as amended effective April 29, 1997.

                  10(b)+ Written description of incentive bonus compensation plan effective January 1, 1997

                  *10(c)+ Termination Agreement dated May 1, 1991, between the Registrant and Ray F. Thompson [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(r)]

                  *10(d)+ Termination Agreement dated May 1, 1991, between the Registrant and Richard F. Miles [Registrant's 10-K (1991), SEC File No. 1-4371,
                                Exhibit 10(s)]

                  *10(e)+ First Amendment to Termination Agreement, dated April 26, 1994, between the Registrant and Richard F. Miles [Registration No. 33-56533,
                                Exhibit 10(s)]

                  *10(f)+ Termination Agreement dated May 1, 1991, between the Registrant and J. Rankin Tippins [Registrant's 10-K (1991), SEC File No. 1-4371,
                                Exhibit 10(t)]

                  *10(g)+ Termination Agreement dated May 1, 1991, between the Registrant and O. Dale Burris [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(u)]

                  *10(h)+ Termination Agreement dated August 15, 1996, between the Registrant and Paul L. Harp [Registrant's 10-K (1996), SEC File No. 1-4371,
                                Exhibit 10(p)]

                  *10(i) Trust Agreement dated June 11, 1991 between the Registrant and Texas Commerce Bank National Association [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(w)]

                  *10(j) First Amendment dated June 1, 1992, to Trust Agreement dated June 11, 1991, between the Registrant and Texas Commerce Bank National Association [Registrant's 10-K (1992), SEC File No. 1-4371, Exhibit 10(x)]

                  *10(k)+ Nonemployee Director Retirement Plan of the Registrant effective January 1, 1992 [Registrant's 10-K (1991), SEC File No. 1-4371,
                                Exhibit 10(x)]

                  *10(l)+ Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and Wendell W. Gamel [Registrant's 10-K (1996), SEC File No. 1-4371, Exhibit 10(t)]

                  *10(m)+ Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and Coy J. Scribner [Registrant's 10-K (1996), SEC File No. 1-4371, Exhibit 10(u)]

                  *10(n)+ Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and Ray F. Thompson [Registrant's 10-K (1996), SEC File No. 1-4371, Exhibit 10(v)]

                  *10(o)+ Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the Registrant and O. Dale Burris [Registrant's 10-K
                                (1996), SEC File No. 1-4371, Exhibit 10(w)]

                  *10(p)+ Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between Registrant and J. Rankin Tippins [Registrant's 10-K (1996), SEC File No. 1-4371, Exhibit 10(x)]

                  *10(q)+ Executive Retirement Agreement dated April 26, 1994, between the Registrant and Richard F. Miles [Registration No. 33-56533, Exhibit 10(ee)]

                  10(r)+ Executive Retirement Agreement dated January 1, 1998, between the Registrant and Paul L. Harp

                   13 Pages 17-50 of the Annual Report to Shareholders of Registrant for the year ended December 31, 1997, are included as an Exhibit to this report for the information of the Securities and Exchange Commission, and, except for those portions thereof specifically incorporated by reference elsewhere herein, such pages of the Annual Report should not be deemed filed as a part of this report

                   21         Subsidiaries of the Registrant

                   22         Power of Attorney

                   23         Consent of independent accountants

                   27 Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws

                  + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

      (B)   REPORTS ON FORM 8-K

            Registrant's Current Report on Form 8-K dated October 30, 1997 (Item 5 and Item 7 - reporting third quarter and nine months results as set forth in the press release dated October 30, 1997).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECH-SYM CORPORATION



                              By:/s/RAY F. THOMPSON
                                    Ray F.  Thompson,  Vice President and
                                    Treasurer (principal financial officer)
Date:  March 30, 1998

                              By:/s/PAUL L. HARP
                                    Paul L. Harp, Controller (principal
                                    accounting officer)
Date:  March 30, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              By:/s/WENDELL W. GAMEL
                                    Wendell W. Gamel, Chairman of the
                                    Board, President and Director
                                    (principal executive officer)
Date: March 30, 1998


                              By:* W. L. CREECH
                                   W. L. Creech
                                   Director

Date:  March 13, 1998



                             By:  *MICHAEL C. FORREST
                                   Michael C. Forrest
                                   Director

Date:  March 13, 1998

                              By: *A. A. GALLOTTA, JR.
                                   A. A. Gallotta, Jr.
                                   Director

Date:  March 13, 1998

                              By: *CHRISTOPHER C. KRAFT, JR.
                                   Christopher C. Kraft, Jr.
                                   Director

Date:  March 13, 1998


                              By: *COY J. SCRIBNER
                                   Coy J. Scribner
                                   Director

Date:  March 13, 1998

                              By: *CHARLES K. WATT
                                   Charles K. Watt
                                   Director

Date:  March 13, 1998


*Signed by Ray F. Thompson as attorney-in-fact pursuant to Power of Attorney.

                            FINANCIAL STATEMENTS AND
                                    SCHEDULES

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
----------------------------------------------------------------------------
                                                                      PAGE IN
                                                                  ANNUAL REPORT*
(a) The following documents are filed as part of this report:

(1)   Financial Statements:
      Consolidated Statement of Income for the three years
        ended December 31, 1997........................................ 24
      Consolidated Balance Sheet at December 31, 1997
        and 1996....................................................... 25
      Consolidated Statement of Cash Flows for the three
        years ended December 31, 1997.................................. 26
      Consolidated Statement of Changes in Shareholders'
        Investment for the three years ended December 31, 1997......... 27
      Notes to Consolidated Financial Statements....................... 28
      Report of Independent Accountants................................ 50

                                                                        PAGE
                                                                  IN THIS REPORT
                                                                    ON FORM 10-K
(2)   Financial Statement Schedules:
      Report of Independent Accountants on Financial Statement
        Schedule...................................................... S-2
      Valuation and Qualifying Accounts and Reserves
        (Schedule  II) for the three years ended
        December 31, 1997............................................. S-3

   *Incorporated by reference from the indicated pages of the 1997 Annual Report to Shareholders.

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tech-Sym Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 18, 1998, appearing in the 1997 Annual Report to Shareholders of Tech-Sym Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Houston, Texas
February 18, 1998

                              TECH-SYM CORPORATION
          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (SCHEDULE II)
                           FOR THE THREE YEARS ENDED
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

====================================================================================================================================
                                       CHARGED TO                     CHARGED TO                     CHARGED TO
                           BALANCE AT  COSTS AND              BALANCE COSTS AND             BALANCE  COSTS AND               BALANCE
                           BEGINNING    EXPENSES  DEDUCTIONS  AT END   EXPENSES  DEDUCTIONS AT END    EXPENSES   DEDUCTIONS  AT END
    DESCRIPTION             OF 1995      1995        1995     OF 1995    1996      1996     OF 1996     1997       1997      OF 1997
--------------------       ----------  ---------- ----------  ------- ---------- ---------- -------  ----------  ----------  -------
TECH-SYM CORPORATION
AND CONSOLIDATED
SUBSIDIARIES

Reserves deducted
from assets:
  Current receivables ...  $      226  $    1,467 $      793  $   900 $    1,098 $      555 $ 1,443   $     441  $      619  $ 1,265
  Long-term receivables .         212         394                 606         60        247     419         351         281      489
                           ----------  ---------- ----------  ------- ---------- ---------- -------   ---------  ----------  -------
                           $      438  $    1,861 $      793  $ 1,506 $    1,158 $      802 $ 1,862   $     792  $      900  $ 1,754
                           ==========  ========== ==========  ======= ========== ========== =======   =========  ==========  =======

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                              TECH-SYM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 E X H I B I T S

                         TO ANNUAL REPORT OF REGISTRANT

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         ON FORM 10-K (FILE NO. 1-4371)

                                  EXHIBIT INDEX


 Thefollowing documents are included as Exhibits to this report. An asterisk
    (*) placed opposite of the description of an Exhibit denotes that such Exhibithas been incorporated by reference to the registration statement or report specified in the brackets in such Exhibit description.

       EXHIBIT                                                    SEQUENTIAL
        NUMBER                    EXHIBIT                           NUMBER

         3(a)       Articles of Incorporation of Registrant, as        *
                    amended [Registrant's 10-K (1989), SEC File No. 1-4371, Exhibit 3(a)]

         3(b)       By-Laws of Registrant, as amended[Registrant's     *
                    10-K (1993), SEC File No. 1-4371, Exhibit 3(b)]

         4(a)       Amended and Restated Rights Agreement dated as     *
                    of June 1, 1988,between the Registrant and
                    Continental Stock Transfer & Trust Company, as rights agent, relating to Common Stock Purchase Rights [Registrant's 10-K (1993), SEC File No. 1-4371, Exhibit 4(a)]

        10(a)+      1990 Stock Option Plan, as amended, effective     __
                    April 29, 1997

        10(b)+      Written   description  of  incentive  bonus       __
                    compensation plan effective January 1, 1997

        10(c)+      Termination Agreement dated May 1, 1991, between   *
                    the Registrant and Ray F. Thompson [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(r)]

        10(d)+      Termination Agreement dated May 1, 1991, between   *
                    the Registrant and Richard F. Miles [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(s)]

        10(e)+      First Amendment to Termination Agreement, dated    *
                    April 26, 1994, between the Registrant and
                    Richard F. Miles [Registration No. 33-56533,
                    Exhibit 10(s)]

        10(f)+      Termination Agreement dated May 1, 1991, between   *
                    the Registrant and J. Rankin Tippins [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(t)]

        10(g)+      Termination Agreement dated May 1, 1991, between   *
                    the Registrant and O. Dale Burris [Registrant's
                    10-K (1991), SEC File No. 1-4371, Exhibit 10(u)]

        10(h)+      Termination Agreement dated May 1, 1991, between   *
                    the Registrant and Robert M. McDonald [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(v)]

         10(i)      Trust Agreement dated June 11, 1991 between the    *
                    Registrant and Texas Commerce Bank National
                    Association [Registrant's 10-K (1991), SEC File
                    No. 1-4371, Exhibit 10(w)]

         10(j)      First Amendment dated June 1, 1992, to Trust       *
                    Agreement dated June 11, 1991 between the
                    Registrant and Texas Commerce Bank National
                    Association [Registrant's 10-K (1992), SEC File
                    No. 1-4371, Exhibit 10(x)]

        10(k)+      Nonemployee Director Retirement Plan of the        *
                    Registrant effective January 1, 1992
                    [Registrant's 10-K (1991), SEC File No. 1-4371,
                    Exhibit 10(x)]

        10(l)+      Executive Retirement Agreement, as amended and     *
                    restated, dated April 30, 1992, between the Registrant and Wendell W. Gamel [Registrant's
                    10-K (1996), SEC File No. 1-4371, Exhibit 10(t)]

        10(m)+      Executive Retirement Agreement, as amended and      *
                    restated, dated April 30, 1992, between the Registrant and Coy J. Scribner [Registrant's
                    10-K (1996), SEC File No. 1-4371, Exhibit 10(u)]

        10(n)+      Executive Retirement Agreement, as amended and      *
                    restated, dated April 30, 1992, between the Registrant and Ray F. Thompson [Registrant's
                    10-K (1996), SEC File No. 1-4371, Exhibit 10(v)]

        10(o)+      Executive Retirement Agreement, as amended and      *
                    restated, dated April 30, 1992, between the Registrant and O. Dale Burris [Registrant's 10-K
                    (1996), SEC File No. 1-4371, Exhibit 10(w)]

        10(p)+      Executive Retirement Agreement, as amended and      *
                    restated, dated April 30, 1992, between
                    Registrant and J. Rankin Tippins [Registrant's
                    10-K (1996), SEC File No. 1-4371, Exhibit 10(x)]

        10(q)+      Executive Retirement Agreement dated April 26,     *
                    1994, between the Registrant and Richard F.
                    Miles [Registration No. 633-56533, Exhibit 10(ee)]

        10(r)+      Executive Retirement Agreement dated January 1,     __
                    1998, between the Registrant and Paul L. Harp

         13         Pages 17 through 50 of the Annual Report to         __
                    Stockholders of Registrant for the year ended
                    December 31, 1997, are included as an Exhibit to this report for the information of the Securities and Exchange Commission, and, except for those portions thereof specifically incorporated by reference elsewhere herein, such pages of the Annual Report should not be deemed filed as a part of this report

          21    Subsidiaries of the Registrant                         __

          22    Power of Attorney                                      __

          23    Consent of independent accountants                     __

          27    Financial  Data  Schedule  which is  deemed            __
                not to be filed for purposes of liability under the federal securities laws

        +Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.