Form 10-Q
period 1998-03-31
TECH SYM CORP
filed 1998-05-13
CIK 96669

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ___________ TO _________.


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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 785-7790

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                                  OUTSTANDING AT APRIL 30, 1998
Common Stock, $.10 par value                                6,064,881

                                                                     Form 10-Q

TECH-SYM CORPORATION

                                    INDEX



                                                                 PAGE NO.
Part I.  Financial Information:

   Item 1.  Financial Statements

      Consolidated Balance Sheet March 31, 1998 (unaudited)
          and December 31, 1997                                          1

      Consolidated Statement of Income and Accumulated Earnings for
          the Quarter Ended March 31, 1998 and 1997 (unaudited)          2

      Consolidated Statement of Cash Flows for the Quarter Ended
          March 31, 1998 and 1997 (unaudited)                            3

      Consolidated Statement of Changes in Shareholders' Investment for
          the Quarter Ended March 31, 1998 and 1997 (unaudited)          4

      Notes to Consolidated Financial Statements                         5

   Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           6-7

Part II.  Other information:                                             8

Signatures                                                               8

Page 1
                                                                       Form 10-Q

ITEM 1.  FINANCIAL STATEMENTS

TECH-SYM CORPORATION
CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                     March 31,     December 31,
                                                       1998            1997
                                                  ------------------------------
                                                  (unaudited)
                                                  ------------------------------
ASSETS
    Current assets:
      Cash and cash equivalents                        $18,914         $13,384
      Short-term investments                             4,458           5,588
      Receivables, net                                  69,162          76,980
      Unbilled revenue                                  47,209          48,140
      Inventories                                       96,377          96,962
      Other                                              7,438           8,046
                                                  -----------------------------
             Total current
             assets                                    243,558        $249,100
    Property, plant and equipment, net                  49,456          49,049
    Long-term receivables, net                          17,004          18,759
    Other assets                                        29,177          29,842
                                                  -----------------------------
             Total
             assets                                   $339,195        $346,750
                                                  =============================

LIABILITIES
    Current liabilities:
      Notes payable                                    $50,787         $54,137
      Current maturities of long-term debt               8,194           8,622
      Accounts payable                                  19,700          23,479
      Billings in excess of cost and estimated
    earnings
         on uncompleted contracts                        8,368           9,941
      Taxes on income                                    6,350           5,888
      Other accrued liabilities                         19,287          21,399
                                                  -----------------------------
             Total current liabilities                 112,686         123,466
    Long-term debt                                      15,786          16,139
    Other liabilities                                   28,790          29,005
                                                  -----------------------------
             Total liabilities                         157,262         168,610

Minority interest                                       15,482          14,957

SHAREHOLDERS' INVESTMENT
    Preferred stock-authorized 2,000,000 shares,
       without par value; none issued
    Common stock-authorized 20,000,000 shares,
       $.10 par value; issued 8,005,981
       and 7,994,881, respectively                         801             799
    Additional capital                                  40,837          40,677
    Accumulated earnings                               155,896         152,644

    Accumulated other comprehensive loss               (3,031)          (3,277)
    Common stock held in treasury at cost
       (1,951,900 and 1,936,900 shares,
    respectively)                                     (28,052)         (27,660)
                                                  ------------------------------
             Total shareholders' investment            166,451          163,183
                                                  ------------------------------
             Total liabilities, minority
             interest and

                shareholders' investment              $339,195         $346,750
                                                  ==============================

The accompanying notes are an integral part of these consolidated financial statements.

Page 2
                                                                       Form 10-Q
TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       For the Quarter
                                                       Ended March 31,
                                               --------------------------------
                                                    1998              1997
                                                         (unaudited)
                                               --------------------------------

Revenue                                               $77,724          $72,898

Cost of revenue                                        51,313           50,811
                                               --------------------------------
      Gross profit                                     26,411           22,087

Selling, general and administrative expenses           17,419           15,564
Research and development expense                        3,481            3,155
Interest expense                                        1,036              680
Interest and other income, net                         (1,100)            (434)
                                               --------------------------------

Income from continuing operations before
income taxes
      and minority interest                             5,575            3,122
Provision for income taxes                              1,840              984
Minority interest                                         483               96
                                               --------------------------------
Income from continuing operations                       3,252            2,042

Discontinued operation
      Loss from operations of CogniSeis
      net of applicable
         income tax benefits of $289 and
         minority interest of $146                                        (496)
                                               --------------------------------
         Net income                                    $3,252           $1,546
                                               --------------------------------

Accumulated earnings:
      Beginning of period                             152,644          145,195
                                               --------------------------------
      End of period                                  $155,896         $146,741
                                               ================================

Earnings (loss) per common share - basic
      Continuing operations                             $0.54            $0.34
      Discontinued operation                                             (0.08)
                                               --------------------------------
         Net income                                     $0.54            $0.26
                                               ================================

Average shares outstanding - basic                      6,058            6,041

Earnings (loss) per common share - diluted
      Continuing operations                             $0.53            $0.33
      Discontinued operation                                             (0.08)
                                               --------------------------------
         Net income                                     $0.53            $0.25
                                               ================================

Average shares outstanding - diluted                    6,157            6,174

The accompanying notes are an integral part of these consolidated financial statements.

Page 3
                                                                       Form 10-Q
TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

                                                     For the Quarter
                                                     Ended March 31,
                                                  -----------------------
                                                    1998         1997
                                                       (unaudited)
                                                  -----------------------

Cash flows from operating activities:
  Net income                                         $3,252       $1,546
  Adjustments to reconcile net income to net
     Cash provided by (used for) operating activities:
     Depreciation and amortization                    4,168        3,292
    Minority interest                                   483          (50)
  Change in operating assets and liabilities:
     Receivables                                      7,704       (3,186)
     Unbilled revenue                                   931       (3,108)
     Inventories                                        585       (3,211)
     Accounts payable and taxes on income            (3,317)      (2,148)
     Billing in excess and other accrued
liabilities                                          (3,685)        (891)
     Long-term receivables-net and other assets       1,672        2,433
     Other liabilities and deferred credits              31       (5,620)
                                                  ------------------------
  Net cash provided by (used for) operating
activities                                           11,824      (10,943)
                                                  ------------------------

Cash flows from investing activities:
  Capital expenditures                               (3,751)      (2,554)
  Sale of investment securities                       3,582        6,280
  Purchase of investment securities                  (2,452)      (3,925)
  Other investing activities                           (162)         434
                                                  -----------------------
  Net cash (used for) provided by investing
activities                                           (2,783)         235
                                                  -----------------------

Cash flows from financing activities:
  Net (payments) borrowings under bank line of
   credit agreements                                 (3,350)       4,669
  Proceeds from long-term debt                          856           15
  Payments on long-term debt                           (787)      (1,976)
  Proceeds from exercise of stock options               162          143
  Acquisition of Tech-Sym and GeoScience
   treasury shares                                     (392)      (1,445)
  Proceeds from sale of notes receivable                           7,848
                                                  -----------------------
  Net cash (used for) provided by financing
   activities                                        (3,511)       9,254
                                                  -----------------------

Net increase (decrease) in cash and cash
 equivalents                                          5,530       (1,454)
  Cash and cash equivalents at beginning of
   period                                            13,384       20,450
                                                  -----------------------
  Cash and cash equivalents at end of period        $18,914      $18,996
                                                  =======================
Non cash transactions:
   Reduction in balance of notes receivable sold
    with recourse                                      $850

The accompanying notes are an integral part of these consolidated financial statements.

Page 4
                                                                       Form 10-Q
TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT

(UNAUDITED)

(IN THOUSANDS)

                                                                                 Accumulated
                                                                                    Other                         Total
                                         Common Stock  Additional  Accumulated  Comprehensive  Treasury Stock  Shareholders'
                                        Shares  Amount  Capital     Earnings     Income(Loss)  Shares  Amount   Investment
                                        ------------------------------------------------------------------------------------
Balance at December 31, 1997 .......     7,995   $ 799   $ 40,677    $152,644      ($3,277)    1,937  ($27,660)   $163,183

Comprehensive income for 1998:
   Net income ......................                                    3,252
   Other comprehensive
        income, net of tax
             Foreign currency
             translation adjustments                                                   246
         Total comprehensive income                                                                                  3,498

Acquisition of treasury shares .....                                                              15      (392)       (392)

Issuance of common stock
   for stock options ...............        11       2        160                                                      162
                                        ------------------------------------------------------------------------------------

Balance at March 31, 1998 ..........     8,006   $ 801   $ 40,837    $155,896      ($3,031)    1,952  ($28,052)   $166,451
                                        ====================================================================================

                                                                                 Accumulated
                                                                                    Other                         Total
                                         Common Stock  Additional  Accumulated  Comprehensive  Treasury Stock  Shareholders'
                                        Shares  Amount  Capital     Earnings     Income(Loss)  Shares  Amount   Investment
                                        ------------------------------------------------------------------------------------

Balance at December 31, 1996 .......     7,941    $794   $ 39,753    $145,195       ($ 911)    1,905  ($26,759)   $158,072

Comprehensive income for 1997:
   Net income ......................                                    1,546
   Other comprehensive
        income (loss), net of tax
             Foreign currency
             translation adjustments                                                (1,233)
         Total comprehensive income                                                                                    313

Issuance of common stock
   for stock options ...............         9       1        142                                                      143
                                        ------------------------------------------------------------------------------------

Balance at March 31, 1997 ..........     7,950    $795   $ 39,895    $146,741      ($2,144)    1,905  ($26,759)   $158,528
                                        ====================================================================================

Page 5                                                                 Form 10-Q

TECH-SYM CORPORATION

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Tech-Sym Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Annual Report for the year ended December 31, 1997.

In the opinion of the Company's management ("Management") all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

The consolidated statements of income for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

Inventories, which consist principally of electronic components are summarized as follows (in thousands):

                              MARCH 31, 1998                DECEMBER 31, 1997
                              --------------                -----------------
Raw materials                       $40,180                        $39,935
Work in progress                     38,252                         35,964
Finished goods                       17,945                         21,063
                                    -------                        -------
                                    $96,377                        $96,962
                                    =======                        =======

NOTE 3 - DISCONTINUED OPERATION

        In the fourth quarter of 1997, the Company's majority-owned subsidiary, GeoScience Corporation, sold its CogniSeis Development, Inc., subsidiary. As a result, the operations for the three month period ended March 31, 1997 have been reclassified to report separately the results of the discontinued operation. Revenue from CogniSeis for the quarter ended March 31, 1997 was $5,823,000.

As reported in the 1997 Tech-Sym Annual Report, the expected gain on the sale has been deferred until estimates regarding certain provisions of the sale agreement can be made with reasonable certainty.

NOTE 4 - PER SHARE DATA

Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only dilutive potential shares the Company has outstanding for all periods presented. Outstanding options to purchase 313,000 and 229,500 shares of common stock were excluded from the computation of diluted earnings per share for the three month period ended March 31, 1998 and 1997, respectively, because to do so would have been anti-dilutive using the treasury stock method.

NOTE 5 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting and display of comprehensive income and its components. Accumulated other comprehensive income (loss) by component is summarized in the Consolidated Statement of Changes in Shareholders' Investment.

Page 6                                                                 Form 10-Q

TECH-SYM CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

Revenue for the quarter ended March 31, 1998 increased $4,826,000 or 7% to $77,724,000 compared to $72,898,000 for the quarter ended March 31, 1997. The overall increase in revenue is primarily attributable to increased shipments of the 24-bit seismic data acquisition module ("24-bit module") which resulted in a $9,981,000 or 43% increase in revenue in the geoscientific business area. The increase in shipments of the 24-bit module is a result of the large backlog at December 31, 1997, whereby customers placed orders in the third and fourth quarters of 1997 to take advantage of prices before the planned 1998 price increases and to insure their place in the manufacturing cycle as demand for the product increased. Increased revenue in the geoscientific business area was offset by decreases in revenue in the communications business area of $2,401,000 or 7% and the defense systems business area of $2,918,000 or 19%. The revenue decrease in the communications business area resulted from the lower levels of new orders in the latter part of 1997 for large broadcast systems. The revenue decrease in the defense systems business area resulted from nearing completion on several major programs while being in the early stages of a large government contract awarded during the first quarter of 1998.

The gross profit margin was 34% for the quarter ended March 31, 1998 compared to 30% for the same quarter in the prior year. The increase in the gross margin percentage was primarily a result of a change in the sales mix within the geoscientific business area with an increase in sales of the higher margin 24-bit module.

Selling, general and administrative expense increased $1,855,000 or 12% to $17,419,000 for the quarter ended March 31, 1998 compared to the same quarter in the prior year. Most of the increase is a result of the increase in revenue as discussed above. As a percentage of revenue, selling, general and administrative expense increased to 22% for the quarter ended March 31, 1998 from 21% for the quarter ended March 31, 1997. Other increases in selling, general and administrative expense occurred in the defense systems business area as a result of proposal costs incurred for newly awarded contracts and on other large contract opportunities. Research and development expense was $3,481,000 for the first quarter of 1998 compared to $3,155,000 for the first quarter of 1997 reflecting the Company's continued support of new technology and product development.

Interest expense was $1,036,000 for the quarter ended March 31, 1998 compared to $680,000 for the quarter ended March 31, 1997. The $356,000 or 52% increase in interest expense was attributable to the increase in the level of borrowings to support the expenditures for capital equipment and facilities and to finance the growth in accounts receivable and inventories which increased throughout 1997. Other income increased $666,000 to $1,100,000 for the quarter ended March 31, 1998 compared to $434,000 for the quarter ended March 31, 1997. The increase in other income related in part to a settlement reached in the Company's favor related to a former competitor's non-compete agreement violation.

The Company has increased its effective tax rate to 33% for 1998 as compared to the 31.5% rate used for the first quarter in 1997 due to its anticipated profit level for the year.

Minority interest expense was $483,000 for the first quarter of 1998 compared to $96,000 for the first quarter of 1997. The increase in minority interest expense is a direct result of the increase in net income at the Company's majority-owned subsidiary, GeoScience Corporation ("GeoScience"). During the fourth quarter of 1997, GeoScience sold its CogniSeis Development, Inc., subsidiary. As a result, there were no results from the discontinued operation for the first quarter of 1998 compared to a loss from the discontinued operation of $496,000 for the first quarter of 1997.

Net income for the quarter ended March 31, 1998 was $3,252,000 or $.53 per share as compared to $1,546,000 or $.25 per share for the quarter ended March 31, 1997, reflecting the net effect of the items discussed above.

Page 7                                                                 Form 10-Q

TECH-SYM CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

As a result of improved earnings and the stabilization of inventory levels, the Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations. At March 31, 1998, the Company's working capital balance was $130,872,000 compared to $125,634,000 at December 31, 1997 The increase in working capital is largely a result of the decrease in the notes payable balance for which payments were made during the first quarter of 1998. Cash provided by operations was $11,824,000 for the quarter ended March 31, 1998 as compared to cash used for operations of $10,943,000 for the quarter ended March 31, 1997.

At March 31, 1998, the Company had short-term line of credit facilities aggregating $99,854,000 of which $41,159,000 was available for additional short-term borrowings. The Company had a working capital ratio of 2.16 to 1.0 and debt to total capitalization of 31%. The Company believes that its current financial position and available line of credit facilities will provide adequate sources of funds to meet foreseeable requirements.

Purchases of property, plant and equipment totaled $3,751,000 for the quarter ended March 31, 1998 compared to $2,554,000 for the same quarter in the prior year. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1998 will be approximately $8,975,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

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

Page 8                                                                 Form 10-Q

TECH-SYM CORPORATION


                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

      (b)   Reports on Form 8-K.

            None.

      No financial statements were filed as a part of this report.



                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TECH-SYM CORPORATION
                                          Registrant

            Date:  May 13, 1998           /s/ J. MICHAEL CAMP
                                          --------------------
                                          J. Michael Camp, President

            Date:  May 13, 1998           /s/ RAY F. THOMPSON
                                          --------------------
                                          Ray F. Thompson, Vice President,
                                          Treasurer, and Chief Financial Officer