Form 10-Q
period 1998-06-30
TECH SYM CORP
filed 1998-08-13
CIK 96669

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _______.


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

Yes  [X]          No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           COMMON                                   OUTSTANDING AT JULY 31, 1998
Common Stock, $.10 par value                                 6,087,581

                                                                       Form 10-Q

TECH-SYM CORPORATION

                                      INDEX


                                                                        PAGE NO.

Part I.  Financial Information:

   Item 1.  Financial Statements

        Consolidated Balance Sheet June 30, 1998 (unaudited)
          and December 31, 1997                                               1

        Consolidated Statement of Income and Accumulated Earnings for
          the Quarter Ended June 30, 1998 and 1997 (unaudited)                2

        Consolidated Statement of Income and Accumulated Earnings for
          the Six Months Ended June 30, 1998 and 1997 (unaudited)             3

        Consolidated Statement of Cash Flows for the Six Months Ended
          June 30, 1998 and 1997 (unaudited)                                  4

        Consolidated Statement of Changes in Shareholders' Investment
          for the Six Months Ended June 30, 1998 and 1997 (unaudited)         5

        Notes to Consolidated Financial Statements                          6-8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9-11

Part II.  Other information:

   Item 4.  Submission of Matters to a Vote of Security Holders              12

   Item 6.  Exhibits and Reports to Form 8-K                                 12

Signatures                                                                   13

Page 1                                                                 Form 10-Q

ITEM 1.  FINANCIAL STATEMENTS

TECH-SYM CORPORATION
CONSOLIDATED BALANCE SHEET


(IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                           June 30, 1998    December 31, 1997
                                                           -------------    -----------------
                                                          (unaudited)
ASSETS
     Current assets:
       Cash and cash equivalents .......................   $       7,833    $          13,384
       Short-term investments ..........................             100                5,588
       Receivables, net ................................          68,907               76,980
       Unbilled revenue ................................          37,196               48,140
       Inventories .....................................          73,796               96,962
       Other ...........................................           8,297                8,046
                                                           -------------    -----------------
               Total current
               assets ..................................         196,129    $         249,100
     Property, plant and equipment, net ................          49,335               49,049
     Long-term receivables, net ........................           4,632               18,759
     Other assets ......................................          25,417               29,842
     Net assets of discontinued operations .............          19,093
                                                           -------------    -----------------
               Total
               assets ..................................   $     294,606    $         346,750
                                                           =============    =================
LIABILITIES
     Current liabilities:
       Notes payable ...................................   $      29,986    $          54,137
       Current maturities of long-term debt ............           5,945                8,622
       Accounts payable ................................          13,928               23,479
       Billings in excess of cost and estimated earnings
          on uncompleted contracts .....................           5,802                9,941
       Taxes on income .................................           5,497                5,888
       Other accrued liabilities .......................          18,588               21,399
                                                           -------------    -----------------
               Total current liabilities ...............          79,746              123,466
     Long-term debt ....................................          10,488               16,139
     Other liabilities .................................          16,562               29,005
                                                           -------------    -----------------
               Total liabilities .......................         106,796              168,610

Minority interest ......................................          17,002               14,957

SHAREHOLDERS' INVESTMENT
     Preferred stock-authorized 2,000,000 shares,
        without par value; none issued
     Common stock-authorized 20,000,000 shares,
        $.10 par value; issued 8,015,881
        and 7,994,881, respectively ....................             802                  799
     Additional capital ................................          41,005               40,677
     Accumulated earnings ..............................         160,121              152,644

     Accumulated other comprehensive loss ..............          (3,068)              (3,277)
     Common stock held in treasury at cost
        (1,951,900 and 1,936,900 shares, respectively) .         (28,052)             (27,660)
                                                           -------------    -----------------
               Total shareholders' investment ..........         170,808              163,183
                                                           -------------    -----------------
               Total liabilities, minority interest and
                  shareholders' investment .............   $     294,606    $         346,750
                                                           =============    =================

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   For the Quarter
                                                                                    Ended June 30,
                                                                                 ----------------------
                                                                                    1998         1997
                                                                                 ---------    ---------
                                                                                         (unaudited)
Revenue ......................................................................   $  65,808    $  56,825

Cost of revenue ..............................................................      42,026       38,617
                                                                                 ---------    ---------
       Gross profit ..........................................................      23,782       18,208

Selling, general and administrative expenses .................................      14,373       12,811
Research and development expense .............................................       2,472        2,647
Interest expense .............................................................         905          858
Interest and other income, net ...............................................        (236)        (718)
                                                                                 ---------    ---------
Income from continuing operations before income taxes
       and minority interest .................................................       6,268        2,610
Provision for income taxes ...................................................       2,068          723
Minority interest ............................................................         627          242
                                                                                 ---------    ---------
Income from continuing operations ............................................       3,573        1,645

Discontinued operations (see Note 3)

       Gain (loss) from sale and operations of CogniSeis net of applicable income tax expense (benefit) of $1,913 and ($425) and minority interest of $886 and ($206),
       respectively ..........................................................       3,364         (740)

       Income (loss) from discontinued
       operations,  net of applicable income tax
       (benefit) expense of ($1,040) and $209,
       respectively ..........................................................      (2,112)         538

       Loss on disposal of discontinued operations, including a provision of
       $350 for operating losses through estimated disposal date net of applicable income tax
       benefit of $300 .......................................................        (600)
                                                                                 ---------    ---------
       Total from discontinued operations ....................................         652         (202)
                                                                                 ---------    ---------
          Net income .........................................................   $   4,225    $   1,443
                                                                                 ---------    ---------
Accumulated earnings:
       Beginning of period ...................................................     155,896      146,741
                                                                                 ---------    ---------
       End of period .........................................................   $ 160,121    $ 148,184
                                                                                 =========    =========
Earnings (loss) per common share - basic
       Continuing operations .................................................   $    0.59    $    0.27
       Discontinued operations ...............................................         .11        (0.03)
                                                                                 ---------    ---------
          Net income .........................................................   $    0.70    $    0.24
                                                                                 =========    =========
Average shares outstanding - basic ...........................................       6,058        6,032

Earnings (loss) per common share - diluted
       Continuing operations .................................................   $    0.58    $    0.26
       Discontinued operations ...............................................         .10        (0.03)
                                                                                 ---------    ---------
          Net income .........................................................   $    0.68    $    0.23
                                                                                 =========    =========
Average shares outstanding - diluted .........................................       6,168        6,170

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q

TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                                 ---------------------
                                                                                   1998          1997
                                                                                 ---------    ---------
                                                                                      (unaudited)
Revenue ......................................................................   $ 132,412    $ 114,241

Cost of revenue ..............................................................      86,043       79,143
                                                                                 ---------    ---------
       Gross profit ..........................................................      46,369       35,098

Selling, general and administrative expenses .................................      28,482       24,968
Research and development expense .............................................       5,050        4,781
Interest expense .............................................................       1,941        1,538
Interest and other income, net ...............................................        (872)      (1,057)
                                                                                 ---------    ---------

Income from continuing operations before income taxes
       and minority interest .................................................      11,768        4,868
Provision for income taxes ...................................................       3,883        1,439
Minority interest ............................................................       1,110          338
                                                                                 ---------    ---------
Income from continuing operations ............................................       6,775        3,091

Discontinued operations (see Note 3)

       Gain (loss) from sale and operations of CogniSeis net of applicable income tax expense (benefit) of $1,913 and ($713) and minority interest of $886 and ($352),
       respectively ..........................................................       3,364       (1,236)

       Income (loss) from discontinued
       operations,  net of applicable income tax
       (benefit) expense of ($1,015) and $477,
       respectively ..........................................................      (2,062)       1,134
       Loss on disposal of discontinued
       operations, including a provision of $350
       for operating losses through estimated
       disposal date net of applicable income tax
       benefit of $300 .......................................................        (600)
                                                                                 ---------    ---------
       Total from discontinued operations ....................................         702         (102)
                                                                                 ---------    ---------
          Net income .........................................................   $   7,477    $   2,989
                                                                                 ---------    ---------
Accumulated earnings:
       Beginning of period ...................................................     152,644      145,195
                                                                                 ---------    ---------
       End of period .........................................................   $ 160,121    $ 148,184
                                                                                 =========    =========

Earnings (loss) per common share - basic
       Continuing operations .................................................   $    1.12    $    0.51
       Discontinued operations ...............................................         .11        (0.02)
                                                                                 ---------    ---------
          Net income .........................................................   $    1.23    $    0.49
                                                                                 =========    =========
Average shares outstanding - basic ...........................................       6,058        6,037

Earnings (loss) per common share - diluted
       Continuing operations .................................................   $    1.10    $    0.50
       Discontinued operations ...............................................         .11        (0.02)
                                                                                 ---------    ---------
          Net income .........................................................   $    1.21    $    0.48
                                                                                 =========    =========
Average shares outstanding - diluted .........................................       6,162        6,171

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

                                                                               For the Six Months
                                                                                  Ended June 30,
                                                                              --------------------
                                                                                1998        1997
                                                                              --------    --------
                                                                                  (unaudited)
Cash flows from operating activities:
  Net income ..............................................................   $  7,477    $  2,989
  Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
  Depreciation and amortization ...........................................      6,903       6,836
  Gain on sale of CogniSeis ...............................................     (3,364)
  Gain foreign currency denominated debt ..................................                   (641)
  Minority interest .......................................................      1,110         (14)
  Change in operating assets and liabilities:
     Receivables ..........................................................     10,774        (883)
     Unbilled revenue .....................................................      2,303        (662)
     Inventories ..........................................................        274      (8,185)
     Accounts payable and taxes on income .................................     (7,848)     (2,922)
     Billing in excess and other accrued liabilities ......................      4,612      (9,785)
     Long-term receivables and other assets ...............................      1,613      (5,675)
     Other liabilities and deferred credits ...............................     (3,219)      1,120
                                                                              --------    --------
  Net cash provided by (used for) operating activities ....................     20,635     (17,822)
                                                                              --------    --------
Cash flows from investing activities:
  Capital expenditures ....................................................    (11,783)     (5,234)
  Sale of investment securities ...........................................      5,462       6,280
  Purchase of investment securities .......................................     (2,730)     (5,710)
  Other investing activities ..............................................       (546)        270
                                                                              --------    --------
  Net cash used for investing activities ..................................     (9,597)     (4,394)
                                                                              --------    --------
Cash flows from financing activities:
  Net (payments) borrowings under bank line of credit
agreements ................................................................    (11,170)      9,392
  Proceeds from long-term debt ............................................      1,359       2,432
  Payments on long-term debt ..............................................     (2,314)     (2,759)
  Proceeds from exercise of stock options .................................        331         332
  Acquisition of Tech-Sym and GeoScience treasury shares ..................       (392)     (3,140)
  Proceeds from sale of notes receivable ..................................                  7,848
                                                                              --------    --------
  Net cash (used for) provided by financing activities ....................    (12,186)     14,105
                                                                              --------    --------
Net decrease in cash and cash equivalents .................................     (1,148)     (8,111)
  Cash and cash equivalents at beginning of period ........................     13,384      20,450
                                                                              --------    --------
  Cash and cash equivalents at end of period ..............................   $ 12,236    $ 12,339
                                                                              ========    ========
Non cash transactions:
   Reduction in balance of notes receivable sold with recourse ............   $  1,712

The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                                 Form 10-Q

TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

(UNAUDITED)
(IN THOUSANDS)

                                                                                  ACCUMULATED
                                       COMMON STOCK                                  OTHER        TREASURY STOCK          TOTAL
                                      ---------------   ADDITIONAL  ACCUMULATED   COMPREHENSIVE  -----------------    SHAREHOLDERS'
                                      SHARES   AMOUNT    CAPITAL      EARNINGS    INCOME (LOSS)  SHARES    AMOUNT       INVESTMENT
                                      ------   ------   ----------  -----------   ------------   ------   --------    -------------
Balance at December 31, 1997 .......   7,995   $  799   $   40,677  $   152,644   $     (3,277)   1,937   $(27,660)   $     163,183

Comprehensive income for 1998:
   Net income ......................                                      7,477
   Other comprehensive
        income, net of tax
             Foreign currency
             translation adjustments                                                       209
         Total comprehensive income                                                                                           7,686

Acquisition of treasury shares .....                                                                 15       (392)            (392)

Issuance of common stock
   for stock options ...............      21        3          328                                                              331
                                      ------   ------   ----------  -----------   ------------   ------   --------    -------------
Balance at June 30, 1998 ...........   8,016   $  802   $   41,005  $   160,121   $     (3,068)   1,952   $(28,052)   $     170,808
                                      ======   ======   ==========  ===========   ============   ======   ========    =============
                                                                                  ACCUMULATED
                                       COMMON STOCK                                  OTHER        TREASURY STOCK          TOTAL
                                      ---------------   ADDITIONAL  ACCUMULATED   COMPREHENSIVE  -----------------    SHAREHOLDERS'
                                      SHARES   AMOUNT    CAPITAL      EARNINGS    INCOME (LOSS)  SHARES    AMOUNT       INVESTMENT
                                      ------   ------   ----------  -----------   ------------   ------   --------    -------------
Balance at December 31, 1996 .......   7,941   $  794   $   39,753  $   145,195   $       (911)   1,905   $(26,759)   $     158,072

Comprehensive income for 1997:
   Net income ......................                                      2,989
   Other comprehensive
        income (loss), net of tax
             Foreign currency
             translation adjustments                                                    (1,392)

         Total comprehensive income                                                                                           1,597
Acquisition of treasury shares .....                                                                 31       (888)            (888)

Issuance of common stock
   for stock options ...............      23        2          330                                                              332
                                      ------   ------   ----------  -----------   ------------   ------   --------    -------------
Balance at June 30, 1997 ...........   7,964   $  796   $   40,083  $   148,184   $     (2,303)   1,936   $(27,647)   $     159,113
                                      ======   ======   ==========  ===========   ============   ======   ========    =============

Page 6                                                                 Form 10-Q

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

The consolidated statements of income for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

The consolidated statements have been restated to reflect the Company's broadcast, air monitoring products and real estate investment subsidiaries as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 (see Note 3).

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

Inventories, which consist principally of electronic components are summarized as follows (in thousands):

                                              JUNE 30, 1998  DECEMBER 31, 1997
                                              ------------   -----------------
Raw materials .............................   $     30,972   $          39,935
Work in progress ..........................         17,271              35,964
Finished goods ............................         25,553              21,063
                                              ------------   -----------------
                                              $     73,796   $          96,962
                                              ============   =================

NOTE 3 - DISCONTINUED OPERATIONS

Effective June 30, 1998 (the "measurement date"), the Company adopted a plan to sell it broadcast, air monitoring products and real estate investment subsidiaries (the "discontinued businesses"). Accordingly, the discontinued businesses are reported as discontinued operations for the periods presented. Management anticipates the broadcast business will incur operating losses approximating $3,200,000 from the measurement date through the expected disposal date. Such losses have been deferred due to the fact that Management expects an overall gain on the sale of the broadcast business. Management believes the air monitoring products and real estate investment businesses will incur operating losses of approximately $250,000 and $100,000, respectively, during the disposal period. As such, the Company has recorded a provision of $300,000, net, for each business to reflect the anticipated overall loss on each sale, which includes anticipated operating losses.

Page 7                                                                 Form 10-Q

TECH-SYM CORPORATION

NOTE 3 - DISCONTINUED OPERATIONS, CON'T.

The operating results (unaudited) of the discontinued operations are summarized as follows (in thousands):

QUARTER ENDED JUNE 30, 1998
                                                 AIR
                                              MONITORING  REAL ESTATE
                                    BROADCAST  PRODUCTS    INVESTMENT    TOTAL
                                    --------   -------      -------    --------
Revenue ..........................  $  7,939   $   750      $   368    $  9,057

Loss before income taxes .........    (2,816)     (250)         (86)     (3,152)

Income tax benefit ...............      (929)      (82)         (29)     (1,040)
                                    --------   -------      -------    --------
Net loss .........................  $ (1,887)  $  (168)     $   (57)   $ (2,112)
                                    ========   =======      =======    ========

QUARTER ENDED JUNE 30, 1997
                                                 AIR
                                              MONITORING  REAL ESTATE
                                    BROADCAST  PRODUCTS    INVESTMENT    TOTAL
                                    --------   -------      -------    --------

Revenue ..........................  $ 14,238   $   704      $   458    $ 15,400
Income (loss) before income taxes      1,008      (168)         (93)        747
Income tax expense (benefit) .....       282       (47)         (26)        209
                                    --------   -------      -------    --------
Net income (loss) ................  $    726   $  (121)     $   (67)   $    538
                                    ========   =======      =======    ========

SIX MONTHS ENDED JUNE 30, 1998
                                                 AIR
                                              MONITORING  REAL ESTATE
                                    BROADCAST  PRODUCTS    INVESTMENT    TOTAL
                                    --------   -------      -------    --------
Revenue ..........................  $ 17,640   $ 1,761      $   776    $ 20,177
Loss before income taxes .........    (2,640)     (277)        (160)     (3,077)
Income tax benefit ...............      (871)      (91)         (53)     (1,015)
                                    --------   -------      -------    --------
Net loss .........................  $ (1,769)  $  (186)     $  (107)   $ (2,062)
                                    ========   =======      =======    ========

SIX MONTHS ENDED JUNE 30, 1997
                                                 AIR
                                              MONITORING  REAL ESTATE
                                    BROADCAST  PRODUCTS    INVESTMENT    TOTAL
                                    --------   -------      -------    --------

Revenue ..........................  $ 28,465   $ 1,506      $   911    $ 30,882
Income (loss) before income taxes      2,147      (440)         (96)      1,611
Income tax expense (benefit) .....       635      (130)         (28)        477
                                    --------   -------      -------    --------
Net income (loss) ................  $  1,512   $  (310)     $   (68)   $  1,134
                                    ========   =======      =======    ========


The net assets (unaudited) of the discontinued operation are summarized as follows (in thousands):

JUNE 30, 1998                                    AIR
                                              MONITORING  REAL ESTATE
                                    BROADCAST  PRODUCTS    INVESTMENT    TOTAL
                                    --------   -------      -------    --------
Current assets ...................  $ 43,043   $ 1,433      $   862    $ 45,338
Property, plant and equipment, net     5,380                  1,690       7,070
Other assets .....................     2,296        49        5,029       7,374
Current liabilities ..............   (24,904)     (610)        (319)    (25,833)
Long-term liabilities ............   (12,102)                (2,754)    (14,856)
                                    --------   -------      -------    --------
  Net assets .....................  $ 13,713   $   872      $ 4,508    $ 19,093
                                    ========   =======      =======    ========

Page 8                                                                 Form 10-Q

TECH-SYM CORPORATION

NOTE 3 - DISCONTINUED OPERATIONS, CON'T.

In the fourth quarter of 1997, the Company's majority owned subsidiary, GeoScience Corporation, sold CogniSeis Development, Inc. As a result, the operations for the quarter and six month period ended June 30, 1997 have been reclassified to report separately the results of the discontinued operation. Revenue from CogniSeis for the quarter and six months ended June 30, 1997 was $5,575,000 and $11,398,000, respectively.

During the second quarter of 1998 the purchaser confirmed its intent to elect the early pay-out provision of the sales agreement and on July 8, 1998, the Company received payment on the note receivable related to the sale of CogniSeis. The purchaser's election of the early pay-out provision of the sale agreement eliminated uncertainty regarding the gain on the sale. As a result, the Company recognized its portion, $3,364,000, of the net gain on the sale.

NOTE 4 - PER SHARE DATA

Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only dilutive potential shares the Company has outstanding for all periods presented. Outstanding options to purchase 341,460 and 225,100 shares of common stock were excluded from the computation of diluted earnings per share for the quarter and six month period ended June 30, 1998 and 1997, respectively, because to do so would have been anti-dilutive using the treasury stock method.

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

NOTE 6 - NEW PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 (FAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. FAS 133 is effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments. Adoption of FAS 133 is not expected to have a material effect on the Company's financial position or operational results.

Page 9                                                                 Form 10-Q

TECH-SYM CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In June 1998, the Company adopted a plan to sell its broadcast, air monitoring products and real estate investment subsidiaries (the "discontinued businesses"). The discontinued businesses are accounted for as discontinued operations. Accordingly, the consolidated financial statements have been restated to report separately the operating results of the continuing operations. All prior year amounts have been restated.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

Revenue for the quarter ended June 30, 1998 increased $8,983,000 or 16% to $65,808,000 compared to $56,825,000 for the quarter ended June 30, 1997. The overall increase in revenue is primarily attributable to increased shipments of seismic data acquisition products which resulted in a $9,879,000 or 42% increase in revenue in the geoscientific business area. The increased shipments of seismic data acquisition products are a result of customer orders placed during the latter part of 1997 and early 1998. Increased revenue in the geoscientific business area was partially offset by the decrease in revenue in the communications business area of $637,000 or 4% reflecting the slow-down in telecommunications equipment partially as a result of the Asian crisis, and the decrease in the defense systems business revenue of $112,000 or 1%.

The gross profit margin was 36% for the quarter ended June 30, 1998 compared to 32% for the same quarter in the prior year. The increase in the gross margin percentage was primarily a result of the increased revenue in the geoscientific business area, where the gross profit margins are greater than those of the communications and defense products.

Selling, general and administrative expense increased $1,562,000 or 12% to $14,373,000 for the quarter ended June 30, 1998 compared to the same quarter in the prior year. Most of the increase was a result of the increase in expense items directly associated with the increase in revenue in the geoscientific business area for the period. As a percentage of revenue, selling, general and administrative expense was consistent at 22% for the quarter ended June 30, 1998 and for the quarter ended June 30, 1997. Research and development expense was $2,472,000 for the second quarter of 1998 compared to $2,647,000 for the second quarter of 1997.

Interest expense was $905,000 for the quarter ended June 30, 1998 compared to $858,000 for the quarter ended June 30, 1997. The $47,000 or 5% increase in interest expense was caused by the increase in borrowings to support the expenditures for capital equipment and facilities and to finance the higher levels of accounts receivable and inventories. Other income was $236,000 for the quarter ended June 30, 1998 compared to $718,000 for the quarter ended June 30, 1997.

The Company has increased its effective tax rate to 33% for 1998 as compared to the 28% rate used for the second quarter in 1997 due to its anticipated profit level for the year.

Minority interest expense was $627,000 for the second quarter of 1998 compared to $242,000 for the second quarter of 1997. The increase in minority interest expense is a direct result of the increase in net income at the Company's majority-owned subsidiary, GeoScience Corporation ("GeoScience").

Income from continuing operations for the quarter ended June 30, 1998 was $3,573,000 or $.58 per diluted share as compared to $1,645,000 or $.26 per diluted share for the quarter ended June 30, 1997. The improvement in earnings is primarily attributable to the Company's geoscientific business.

During the fourth quarter of 1997, GeoScience sold its software subsidiary, CogniSeis Development, Inc. As a result, there were no results from CogniSeis for the second quarter of 1998 compared to a loss from CogniSeis of $740,000 for the second quarter of 1997. During the second quarter of 1998, the Company recognized its portion, $3,364,000, of the net gain on the sale of CogniSeis which had been deferred since the fourth quarter of 1997.

Page 10                                                                Form 10-Q

TECH-SYM CORPORATION

The discontinued businesses posted a loss of $2,112,000 for the quarter ended June 30, 1998 compared to income of $538,000 for the quarter ended June 30, 1997. The decrease in the results of the discontinued operations is primarily due to the broadcast subsidiary as a result of lower levels of new orders in the latter part of 1997 and first half of 1998. The Company believes that it will incur a loss on the sale of its air monitoring products and real estate investment subsidiaries of $600,000, net, which includes anticipated losses through the estimated disposal dates.

Net income for the quarter ended June 30, 1998 was $4,225,000 or $.68 per diluted share as compared to $1,443,000 or $.23 per diluted share for the quarter ended June 30, 1997, reflecting the net effect of the items discussed above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenue for the six months ended June 30, 1998 increased $18,171,000 or 16% to $132,412,000 compared to $114,241,000 for the six months ended June 30, 1997. The increase in revenue is primarily attributable to increased shipments of seismic data acquisition products which resulted in a $19,860,000 or 43% increase in the geoscientific business area. The increase in the geoscientific business area was partially offset by a decrease in revenue in the defense systems business area of $3,030,000 or 10%.

The gross profit margin was 35% for the six months ended June 30, 1998 compared to 31% for the same period in the prior year. The increase in the gross profit percentage was primarily a result of the increased revenue in the geoscientific business area and a change in the sales mix within the geoscientific business area with an increase in sales of the higher margin 24-bit data acquisition module.

Selling, general and administrative expense increased $3,514,000 or 14% to $28,482,000 for the six months ended June 30, 1998 compared to the same period in the prior year. The majority of the increase was a result of the increase in expense items directly associated with the increase in revenue in the geoscientific business area for the period. As a percentage of revenue, selling, general and administrative expense was consistent at 22% for the six months ended June 30, 1998 and 1997. Research and development expense was $5,050,000 for the first half of 1998 compared to $4,781,000 for the first half of 1997.

Interest expense was $1,941,000 for the six months ended June 30, 1998 compared to $1,538,000 for the six months ended June 30, 1997. The $403,000 or 26% increase in interest expense was caused by the increase in borrowings to support the expenditures for capital equipment and facilities and to finance the growth in accounts receivable and inventories. Other income was $872,000 for the six months ended June 30, 1998 compared to $1,057,000 for the six months ended June 30, 1997.

The Company has increased its effective tax rate to 33% as compared to the 29.5% used for the first half of 1997 due to its anticipated profit level for the year.

Minority interest expense was $1,110,000 for the six months ended June 30, 1998 compared to $338,000 for the six months ended June 30, 1997. The increase in minority interest is a direct result of the increase in net income at the Company's majority-owned subsidiary, GeoScience Corporation.

Income from continuing operations for the six months ended June 30, 1998 was $6,775,000 or $1.10 per diluted share as compared to $3,091,000 or $.50 per diluted share for the six months ended June 30, 1997. The improvement in earnings is primarily attributable to the Company's geoscientific business.

During the fourth quarter of 1997, GeoScience sold its software subsidiary, CogniSeis Development, Inc. As a result, there were no results from the discontinued operation for the six months ended June 30, 1998 compared to a loss from CogniSeis of $1,236,000 for the six months ended June 30, 1997. During the second quarter of 1998, the Company recognized its portion, $3,364,000, of the net gain on the sale of CogniSeis which had been deferred since the fourth quarter of 1997.

Page 11                                                                Form 10-Q

TECH-SYM CORPORATION

The discontinued businesses posted a loss of $2,062,000 for the six months ended June 30, 1998 compared to income of $1,134,000 for the six months ended June 30, 1997. The decrease in the results of the discontinued operations is primarily due to the broadcast subsidiary as a result of lower levels of new orders in the latter part of 1997 and first half of 1998. The Company believes that it will incur a loss on the sale of its air monitoring products and real estate investment subsidiaries of $600,000, net, which includes anticipated losses through the estimated disposal dates.

Net income for the six months ended June 30, 1998 was $7,477,000 or $1.21 per diluted share as compared to $2,989,000 or $.48 per diluted share for the six months ended June 30, 1997, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As a result of continued improved earnings and the improved collection of accounts receivable and inventory controls, the Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations. At June 30, 1998, the Company's working capital balance was $116,383,000 compared to $125,634,000 at December 31, 1997. The decrease in working capital is attributable to the reclassification of the net assets of the discontinued operations discussed in Note 3. Cash provided by operations was $20,635,000 for the six months ended June 30, 1998 as compared to cash used for operations of $17,822,000 for the six months ended June 30, 1997.

At June 30, 1998, the Company had short-term line of credit facilities aggregating $99,964,000 of which $48,972,000 was available for additional short-term borrowings. The Company had a working capital ratio of 2.46 to 1.0 and debt to total capitalization of 28%. The Company believes that its current financial position and available line of credit facilities will provide adequate sources of funds to meet foreseeable requirements.

Purchases of property, plant and equipment totaled $11,783,000 for the six months ended June 30, 1998 compared to $5,234,000 for the same period in the prior year. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1998 will be approximately $9,000,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

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

Page 12                                                                Form 10-Q

TECH-SYM CORPORATION

                           PART II. OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        1. Elected all seven (7) management nominees for directors pursuant to proxies solicited without opposition under regulation 14A, as stated below:

                                                  VOTES                VOTES
                 NOMINEE                         IN FAVOR             WITHHELD

                 W. L. Creech                    4,823,613            1,077,987

                 Michael C. Forrest              4,830,361            1,071,238

                 A.A. Gallotta, Jr.              4,824,576            1,077,023

                 Wendell W. Gamel                4,822,854            1,078,745

                 Christopher C. Kraft, Jr.       4,823,610            1,077,989

                 Coy J. Scribner                 4,823,379            1,078,220

                 Charles K. Watt                 4,830,423            1,071,176

        2. Ratified the appointment of Price Waterhouse LLP as independent accountants of the Registrant for the year ending December 31, 1998 (5,877,815 shares voted for, 12,867 voted against and 10,917 shares abstained.)

        3. Approved the adoption of the Tech-Sym Corporation 1998 Equity Incentive Plan (2,376,435 shares voted for, 1,694,266 shares voted against and 689,139 shares abstained.)

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                3(a)    By-Laws of Registrant, as amended.

                10(a)   1998 Equity Incentive Plan, as amended.

                10(b) Termination Agreement dated as of May 1, 1998, between the Registrant and J. Michael Camp.

                10(c) Executive Retirement Agreement, as amended and restated, dated as of April 30, 1998 between the Registrant and Wendell W. Gamel.

                10(d) Executive Retirement Agreement, as amended and restated, dated as of April 30, 1998 between the Registrant and Coy J. Scribner.

        (b) Reports on Form 8-K.

               Current report on Form 8-K dated April 22, 1998 (Item 5. Other Events - reported the information set forth in the press release dated April 22, 1998 concerning the election of Mr.
               Camp as President and CEO).

        No financial statements were filed as a part of this report.

Page 13                                                                Form 10-Q

TECH-SYM CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TECH-SYM CORPORATION
                                        Registrant

Date:  August 13, 1998                   /s/ J. MICHAEL CAMP
                                             J. Michael Camp, President
                                             and Chief Executive Officer

Date: August 13, 1998                    /s/ RAY F. THOMPSON
                                             Ray F. Thompson, Vice President,
                                             Treasurer, and Chief Financial
                                             Officer