Form 10-Q
period 1998-09-30
TECH SYM CORP
filed 1998-11-12
CIK 96669

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ____________ TO __________ .


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

Yes [X]            No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON                               OUTSTANDING AT OCTOBER 31, 1998
Common Stock, $.10 par value                             6,063,981

                                                                     Form 10-Q
TECH-SYM CORPORATION


                                    INDEX



                                                                 PAGE NO.
                                                                 --------
Part I.  Financial Information:

   Item 1.  Financial Statements

    Consolidated Balance Sheet September 30, 1998
     (unaudited) and December 31, 1997                               1

    Consolidated Statement of Income and Accumulated
     Earnings for the Three Months Ended September
     30, 1998 and 1997 (unaudited)                                   2

    Consolidated Statement of Income and Accumulated
     Earnings for the Nine Months Ended September 30,
     1998 and 1997 (unaudited)                                       3

    Consolidated Statement of Cash Flows for the Nine
     Months Ended September 30, 1998 and 1997 (unaudited)            4

    Consolidated Statement of Changes in Shareholders'
     Investment for the Nine Months Ended September 30,
     1998 and 1997 (unaudited)                                       5

    Notes to Consolidated Financial Statements                     6-8

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations        9-12

Part II.  Other information:

   Item 6.  Exhibits and Reports to Form 8-K                        13

Signatures                                                          13

Page 1                                                                 Form 10-Q

ITEM 1.  FINANCIAL STATEMENTS

TECH-SYM CORPORATION
CONSOLIDATED BALANCE SHEET


(IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF
SHARES)
                                                  September 30,    December 31,
                                                      1998             1997
                                                  ------------------------------
                                                  (unaudited)
                                                  ------------------------------
ASSETS
    Current assets:
      Cash and cash equivalents ..................   $   3,167    $  13,384
      Short-term investments .....................         100        5,588
      Receivables, net ...........................      62,798       76,980
      Unbilled revenue ...........................      39,310       48,140
      Inventories, net ...........................      85,167       96,962
      Other ......................................       7,869        8,046
                                                     ---------    ---------
             Total current assets ................     198,411    $ 249,100
    Property, plant and equipment, net ...........      47,523       49,049
    Long-term receivables, net ...................       7,468       18,759
    Other assets .................................      24,856       29,842
    Net assets of discontinued operations ........      19,026
                                                     ---------    ---------
             Total assets ........................   $ 297,284    $ 346,750
                                                     =========    =========

LIABILITIES
    Current liabilities:
      Notes payable ..............................   $  29,286    $  54,137
      Current maturities of long-term debt .......       5,027        8,622
      Accounts payable ...........................      21,348       23,479
      Billings in excess of cost and estimated
         earnings on uncompleted contracts .......       8,827        9,941
      Taxes on income ............................       4,387        5,888
      Other accrued liabilities ..................       9,673       21,399
                                                     ---------    ---------
             Total current liabilities ...........      78,548      123,466
    Long-term debt ...............................      10,748       16,139
    Other liabilities ............................      15,971       29,005
                                                     ---------    ---------
             Total liabilities ...................     105,267      168,610

Minority interest ................................      17,503       14,957

SHAREHOLDERS' INVESTMENT
    Preferred stock-authorized 2,000,000 shares,
       without par value; none issued
    Common stock-authorized 20,000,000 shares,
       $.10 par value; issued 8,034,381
       and 7,994,881, respectively ...............         803          799
    Additional capital ...........................      41,188       40,677
    Accumulated earnings .........................     163,049      152,644
    Accumulated other comprehensive loss .........      (2,234)      (3,277)
    Common stock held in treasury at cost
        (1,962,400 and 1,936,900 shares,
        respectively).............................     (28,292)     (27,660)
                                                     ---------    ---------
             Total shareholders' investment ......     174,514      163,183
                                                     ---------    ---------
             Total liabilities, minority
                 interest and shareholders'
                 investment ......................   $ 297,284    $ 346,750
                                                     =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     For the Three Months
                                                     Ended September 30,
                                               -------------------------------
                                                   1998              1997
                                                        (unaudited)
                                               -------------------------------

Revenue .......................................    $  59,704      $  55,046

Cost of revenue ...............................       40,115         39,955
                                                   ---------      ---------
      Gross profit ............................       19,589         15,091

Research and development expense ..............        3,057          2,940
Selling, general and administrative expense ...       11,752         12,228
Interest expense ..............................          790            655
Interest and other income, net ................         (131)          (114)
                                                   ---------      ---------

Income (loss) from continuing operations
  before income taxes and minority interest ...        4,121           (618)

Provision (benefit) for income taxes ..........        1,360           (260)
Minority interest expense (income) ............          319           (299)
                                                   ---------      ---------
Income (loss) from continuing operations ......        2,442            (59)

Discontinued operations (see Note 3)
      Gain from sale of CogniSeis net of
        applicable income tax expense of $273
        and minority interest of $128 .........          486
      Income from discontinued
        operations,  net of applicable
        income tax  expense of $571 ...........                         788
                                                   ---------      ---------
      Total from discontinued operations ......          486            788
                                                   ---------      ---------
         Net income ...........................    $   2,928      $     729
                                                   ---------      ---------

Accumulated earnings:
      Beginning of period .....................      160,121        148,184
                                                   ---------      ---------
      End of period ...........................    $ 163,049      $ 148,913
                                                   =========      =========

Earnings (loss) per common share - basic ......
      Continuing operations ...................       $0. 40      $   (0.01)
      Discontinued operations .................          .08           0.13
                                                   ---------      ---------
         Net income ...........................    $    0.48      $    0.12
                                                   =========      =========

Earnings (loss) per common share - diluted
      Continuing operations ...................    $    0.40      $   (0.01)
      Discontinued operations .................          .08           0.13
                                                   ---------      ---------
         Net income ...........................    $    0.48      $    0.12
                                                   =========      =========
Average shares outstanding - basic ............        6,072          6,033
Average shares outstanding - diluted ..........        6,161          6,079

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                Form 10-Q
TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                          For the Nine Months
                                                          Ended September 30,
                                                       ------------------------
                                                            1998         1997
                                                              (unaudited)
                                                       ------------------------
Revenue ..............................................   $ 192,116    $ 169,287

Cost of revenue ......................................     126,158      119,098
                                                         ---------    ---------
      Gross profit ...................................      65,958       50,189

Research and development expense .....................       8,107        7,721
Selling, general and administrative expense ..........      40,234       37,196
Interest expense .....................................       2,731        2,193
Interest and other income, net .......................      (1,003)      (1,171)
                                                         ---------    ---------

Income from continuing operations before
      income taxes and minority interest .............      15,889        4,250
Provision for income taxes ...........................       5,243        1,311
Minority interest expense ............................       1,429           39
                                                         ---------    ---------
Income from continuing operations ....................       9,217        2,900

Discontinued operations (see Note 3)
      Gain (loss) from sale and operations of
        CogniSeis net of applicable income tax
        expense (benefit) of $2,186 and $(713) and
        minority interest expense (income) of $1,014
        and $(352), respectively .....................       3,850       (1,236)

      Income (loss) from discontinued
        operations,  net of applicable
        income tax (benefit) expense of
        $(1,015) and $916,  respectively .............      (2,062)       2,054
      Loss on disposal of discontinued
        operations, including a provision
        of $350 for operating losses
        through estimated disposal date net
        of applicable income tax benefit of $300......        (600)
                                                         ---------    ---------
      Total from discontinued operations .............       1,188          818
                                                         ---------    ---------
         Net income ..................................   $  10,405    $   3,718
                                                         ---------    ---------

Accumulated earnings:
      Beginning of period ............................     152,644      145,195
                                                         ---------    ---------
      End of period ..................................   $ 163,049    $ 148,913
                                                         =========    =========

Earnings per common share - basic ....................
      Continuing operations ..........................   $    1.52    $    0.48
      Discontinued operations ........................         .20         0.14
                                                         ---------    ---------
         Net income ..................................   $    1.72    $    0.62
                                                         =========    =========

Earnings per common share - diluted
      Continuing operations ..........................   $    1.49    $    0.47
      Discontinued operations ........................         .19         0.13
                                                         ---------    ---------
         Net income ..................................   $    1.69    $    0.60
                                                         =========    =========

Average shares outstanding - basic ...................       6,064        6,036
Average shares outstanding - diluted .................       6,174        6,169

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

                                                           For the Nine Months
                                                           Ended September 30,
                                                        ------------------------
                                                           1998           1997
                                                               (unaudited)
                                                        ------------------------
Cash flows from operating activities:
  Net income .......................................     $ 10,405      $  3,718
  Adjustments to reconcile net income to net
     cash provided by (used for) operating
     activities:
  Depreciation and amortization ....................       10,637        10,812
  Gain on sale of CogniSeis ........................       (3,850)
  Gain foreign currency denominated debt ...........                       (775)
  Loss on disposition of property, plant and
   equipment .......................................          101
  Sale of equipment under operating lease ..........           39         1,172
  Minority interest ................................        1,429          (313)
  Change in operating assets and liabilities:
     Receivables, net ..............................        5,227         2,893
     Unbilled revenue ..............................       (1,155)       (6,183)
     Inventories, net ..............................      (13,599)      (10,952)
     Long-term receivables and other assets ........        8,936        (3,920)
     Accounts payable and taxes on income ..........       (1,065)       (5,298)
     Billing in excess and other accrued
      liabilities ..................................          (26)         (153)
     Other liabilities and deferred credits ........       (3,467)       (7,130)
                                                         ----------------------
  Net cash provided by (used for) operating
   activities ......................................       13,612       (16,129)
                                                         ----------------------

Cash flows from investing activities:
  Capital expenditures .............................      (12,744)       (9,081)
  Sale of investment securities ....................        2,450           578
  Purchase of investment securities
  Proceeds from disposition of property, plant
   and equipment ...................................          119
  Other investing activities .......................         (966)          373
                                                         ----------------------
  Net cash used for investing activities ...........      (11,141)       (8,130)
                                                         ----------------------

Cash flows from financing activities:
  Net (payments) borrowings under bank line of
   credit agreements ...............................      (11,810)       16,499
  Proceeds from long-term debt .....................        1,938         3,596
  Payments on long-term debt .......................       (3,742)       (3,104)
  Proceeds from exercise of stock options ..........          515           481
  Acquisition of Tech-Sym and GeoScience
   treasury shares .................................         (632)       (4,156)
  Proceeds from sale of notes receivable ...........                      7,848
                                                         ----------------------
  Net cash (used for) provided by financing
   activities ......................................      (13,731)       21,164
                                                         ----------------------
 Effect of exchange rate changes on cash and
  cash equivalents .................................        1,043        (2,310)
Net decrease in cash and cash equivalents ..........      (10,217)       (5,405)
  Cash and cash equivalents at beginning of
    period .........................................       13,384        20,450
                                                         ----------------------
  Cash and cash equivalents at end of period .......     $  3,167      $ 15,045
                                                         ======================

Non cash transactions:
   Reduction in balance of notes receivable
    sold with recourse .............................     $  1,712

The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                                 Form 10-Q

TECH-SYM CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

(UNAUDITED)
(IN THOUSANDS)

                                                                                 Accumulated
                                                                                    Other                              Total
                                         Common Stock     Additional Accumulated Comprehensive   Treasury Stock     Shareholders'
                                      Shares     Amount     Capital    Earnings  Income (Loss)  Shares     Amount    Investment
                                      ------------------------------------------------------------------------------------------
Balance at December 31, 1997 ......    7,995   $    799    $ 40,677    $152,644   $ (3,277)      1,937   $(27,660)   $163,183

Comprehensive income for 1998:
   Net income .....................                                      10,405
   Other comprehensive
    income, net of tax
      Foreign currency
       translation
       adjustments.................                                                  1,043
      Total comprehensive
       income .....................                                                                                    11,448

Acquisition of treasury
  shares ..........................                                                                 25       (632)       (632)

Issuance of common stock
  for stock options ...............       39          4         511                                                       515
                                      ------------------------------------------------------------------------------------------
Balance at September 30, 1998 .....    8,034   $    803    $ 41,188    $163,049   $ (2,234)      1,962   $(28,292)   $174,514
                                      ==========================================================================================

                                                                                      Accumulated
                                                                                         Other                            Total
                                        Common Stock        Additional  Accumulated  Comprehensive   Treasury Stock    Shareholders'
                                      Shares      Amount      Capital     Earnings        Loss      Shares    Amount    Investment
                                    ------------------------------------------------------------------------------------------------

Balance at December 31, 1996 ......   7,941      $  794     $ 39,753      $145,195       $(911)      1,905   $(26,759)    $158,072

Comprehensive income for 1997:
   Net income .....................                                          3,718
   Other comprehensive
    income (loss), net of tax
       Foreign currency
        translation adjustments ...                                                     (2,310)
    Total comprehensive income ....                                                                                          1,408

Acquisition of treasury shares ....                                                                     31       (888)        (888)

Issuance of common stock
   for stock options ..............      36           4          477                                                           481
                                    ------------------------------------------------------------------------------------------------

Balance at September 30, 1997 .....   7,977      $  798     $ 40,230      $148,913     $(3,221)      1,936   $(27,647)    $159,073
                                    ================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Page 6                                                                 Form 10-Q

TECH-SYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated statements of income for the nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

The consolidated statements have been restated to reflect the Company's broadcast, air monitoring products and real estate investment subsidiaries as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 (see Note 3).

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

Inventories, which consist principally of electronic components are summarized as follows (in thousands):

                              SEPTEMBER 30, 1998       DECEMBER 31, 1997
                             --------------------     -------------------
Raw materials                      $54,214                  $39,935
Work in progress                    13,168                   35,964
Finished goods                      17,785                   21,063
                                  --------                  -------
                                   $85,167                  $96,962
                                  ========                  =======

NOTE 3 - DISCONTINUED OPERATIONS

Effective June 30, 1998 (the "measurement date"), the Company adopted a plan to sell its broadcast, air monitoring products and real estate investment subsidiaries (the "discontinued businesses"). Accordingly, the discontinued businesses are reported as discontinued operations for the periods presented. The net assets of discontinued operations are classified as non-current since a firm contract for sale does not exist at this time. Management anticipates the broadcast business will incur operating losses approximating $4,000,000 from the measurement date through the expected disposal date. Such losses have been deferred due to the fact that Management expects an overall gain on the sale of the broadcast business. Management believes the air monitoring products and real estate investment businesses will incur operating losses of approximately $250,000 and $100,000, respectively, during the disposal period. As such, the Company has recorded a provision of $350,000, net, for each business to reflect the anticipated overall loss on each sale, which includes anticipated operating losses.

Page 7                                                                 Form 10-Q

TECH-SYM CORPORATION

NOTE 3 - DISCONTINUED OPERATIONS, CON'T.

The operating results (unaudited) of the discontinued operations are summarized as follows (in thousands):

QUARTER ENDED SEPTEMBER 30, 1998
                                            Air
                                        Monitoring   Real Estate
                            Broadcast    Products    Investment     Total
                            ----------- ------------ ------------ ----------
Revenue
Loss before income taxes
Income tax benefit
                            ----------- ------------ ------------ ----------
Net loss
                            =========== ============ ============ ==========

QUARTER ENDED SEPTEMBER 30, 1997

                                            Air
                                         Monitoring  Real Estate
                             Broadcast    Products   Investment      Total
                            ----------- ------------ -----------  ----------
Revenue                        $14,960         $692         $556    $16,208
Income (loss) before
  income taxes                   1,647         (144)        (144)     1,359
Income tax expense
  (benefit)                        691          (60)         (60)       571
                            ----------- ------------ ------------ ----------
Net income (loss)                 $956         $(84)        $(84)      $788
                            =========== ============ ============ ==========

NINE MONTHS ENDED SEPTEMBER 30, 1998

                                             Air
                                         Monitoring  Real Estate
                            Broadcast     Products   Investment     Total
                            ----------- ------------ ------------ ----------
Revenue                        $17,640       $1,761         $776    $20,177
Loss before income taxes        (2,640)        (277)        (160)    (3,077)
Income tax benefit                (871)         (91)         (53)    (1,015)
                            ----------- ------------ ------------ ----------
Net loss                       $(1,769)       $(186)       $(107)   $(2,062)
                            =========== ============ ============ ==========

NINE MONTHS ENDED SEPTEMBER 30, 1997

                                            Air
                                         Monitoring  Real Estate
                              Broadcast   Products   Investment     Total
                            ----------- ------------ ------------ ----------
Revenue                        $43,425       $2,198       $1,467    $47,090
Income (loss) before
  income taxes                   3,794         (584)        (240)     2,970
Income tax expense
  (benefit)                      1,170         (180)         (74)       916
                            ----------- ------------ ------------ ----------
Net income (loss)               $2,624        $(404)       $(166)    $2,054
                            =========== ============ ============ ==========

The net assets (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                             Air
                                         Monitoring  Real Estate
SEPTEMBER 30, 1998          Broadcast     Products   Investment     Total
                            ----------- ------------ ------------ ----------
Current assets                 $41,881       $1,290         $910    $44,081
Property, plant and
  equipment, net                 5,279           91          270      5,640
Other assets                     6,802          242        6,565     13,608
Current liabilities            (27,478)        (457)        (517)   (28,446)
Long-term liabilities          (12,779)        (300)      (2,778)   (15,857)
                            ----------- ------------ ------------ ----------
  Net assets                   $13,705         $872       $4,449    $19,026
                            =========== ============ ============ ==========

Page 8                                                                 Form 10-Q

TECH-SYM CORPORATION

NOTE 3 - DISCONTINUED OPERATIONS, CON'T.

In the fourth quarter of 1997, the Company's majority owned subsidiary, GeoScience Corporation, sold CogniSeis Development, Inc. The operations for the quarter and nine month period ended September 30, 1997 were reclassified to report separately the results of the discontinued operation. No revenue was recognized from CogniSeis for the quarter ended September 30, 1997. Revenue of $11,398 was recognized for the nine months ended September 30, 1997.

During the second quarter of 1998 the purchaser confirmed its intent to elect the early pay-out provision of the sales agreement and on July 8, 1998, the Company received payment on the note receivable related to the sale of CogniSeis. The purchaser's election of the early pay-out provision of the sale agreement eliminated uncertainty regarding the gain on the sale. During the third quarter, the Company recognized its portion, $486,000, of the final net gain on the sale. The Company's portion of the total gain on the sale of CogniSeis was $3,850,000 net of income tax and minority interest expense.

NOTE 4 - PER SHARE DATA

Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only potentially dilutive shares the Company has outstanding for all periods presented. Outstanding options to purchase 417,900 and 223,200 shares of common stock were excluded from the computation of diluted earnings per share for the quarter and nine month period ended September 30, 1998 and 1997, respectively, because to do so would have been anti-dilutive using the treasury stock method.

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

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997

Revenue for the quarter ended September 30, 1998 increased $4,658,000 or 8% to $59,704,000 compared to $55,046,000 for the quarter ended September 30, 1997. The overall increase in revenue is primarily attributable to increased shipments of seismic data acquisition products, which resulted in a $6,503,000 or 36% increase in revenue in the geoscientific business area. The increased shipments of seismic data acquisition products are a result of customer orders placed during the latter part of 1997 and throughout 1998. Increased revenue in the geoscientific business area was partially offset by the decrease in revenue in the communications business area of $1,279,000 or 7% reflecting the slow-down in telecommunications equipment partially as a result of the Asian crisis. Revenue in the defense systems business was unchanged between the two periods.

The gross profit margin was 33% for the quarter ended September 30, 1998 compared to 27% for the same quarter in the prior year. The increase in the gross margin percentage was primarily a result of the increased revenue in the geoscientific business area, where the overall gross profit margin was greater than those of the communications and defense products.

Selling, general and administrative expenses decreased $476,000 or 4% to $11,752,000 for the quarter ended September 30, 1998 compared to the same quarter in the prior year. Most of the decrease was a result of cost reductions within the communication business. As a percentage of revenue, selling, general and administrative expenses decreased 2% to 20% for the quarter compared to 22% for the quarter ended September 30, 1997. Research and development expense was only slightly higher at $3,057,000 for the third quarter of 1998 compared to $2,940,000 for the third quarter of 1997.

Interest expense was $790,000 for the quarter ended September 30, 1998 compared to $655,000 for the quarter ended September 30, 1997. The $135,000 or 21% increase in interest expense was caused primarily by the increase in borrowings within the geoscientific business to support the expenditures for capital equipment and facilities and to finance the higher levels of accounts receivable and inventories. Other income was $131,000 for the quarter ended September 30, 1998 compared to $114,000 for the quarter ended September 30, 1997.

Minority interest expense was $319,000 for the third quarter of 1998 compared to $299,000 income for the third quarter of 1997. The minority interest expense is a direct result of the positive net income for the current period as compared to a net loss for the prior period at the Company's majority-owned subsidiary, GeoScience Corporation ("GeoScience").

Income from continuing operations for the quarter ended September 30, 1998 was $2,442,000, or $.40 per diluted share, as compared to a loss of $59,000, or $.01 per diluted share, for the quarter ended September 30, 1997. The improvement in earnings is primarily attributable to the Company's geoscientific business.

During the fourth quarter of 1997, GeoScience sold its software subsidiary, CogniSeis Development, Inc. There were no results from the discontinued operations for the third quarter ended September 30, 1998 or 1997. During the third quarter of 1998, the Company recognized the final portion, $486,000, of the net gain on the sale of CogniSeis, which was deferred since the fourth quarter of 1997.

Page 10                                                                Form 10-Q

TECH-SYM CORPORATION

The results of the operations of the discontinued air monitoring and real estate investment businesses for the quarter ended September 30, 1998 were provided for at June 30, 1998. The results of the operations of the broadcast business were deferred and will be included in the gain on the disposal of that operation.

Net income for the quarter ended September 30, 1998 was $2,928,000, or $.48 per diluted share, as compared to $729,000, or $.12 per diluted share, for the quarter ended September 30, 1997, reflecting the net effect of the items discussed above.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenue for the nine months ended September 30, 1998 increased $22,829,000 or 13% to $192,116,000 compared to $169,287,000 for the nine months ended September 30, 1997. The increase in revenue is primarily attributable to increased shipments of seismic data acquisition products resulting in a $26,363,000 or 41% increase in the geoscientific business area. The increase in the geoscientific business area was partially offset by decreases in revenue in the defense systems and communications business areas of $3,075,000 or 7% and $262,000 or 1%, respectively.

The gross profit margin was 34% for the nine months ended September 30, 1998 compared to 30% for the same period in the prior year. The increase in the gross profit percentage was primarily a result of the increased revenue in the geoscientific business area and a change in the sales mix within the geoscientific business area with an increase in sales of the higher margin 24-bit data acquisition module.

Selling, general and administrative expenses increased $3,038,000 or 8% to $40,234,000 for the nine months ended September 30, 1998 compared to the same period in the prior year. The majority of the increase was a result of the increase in expense items directly associated with the increase in revenue in the geoscientific business area for the period. As a percentage of revenue, these expenses decreased 1% to 21% for the nine months ended September 30, 1998 compared to 22% for the nine months ended September 30, 1997. Research and development expense was $8,107,000 for the first nine months of 1998 compared to $7,721,000 for the first nine months of 1997, with the expense as a percentage of revenue remaining flat at 4%.

Interest expense was $2,731,000 for the nine months ended September 30, 1998 compared to $2,193,000 for the nine months ended September 30, 1997. The $538,000 or 25% increase in interest expense was caused by the increase in borrowings primarily in the geoscientific business area to support expenditures for capital equipment and facilities and to finance the growth in accounts receivable and inventories. Other income was $1,003,000 for the nine months ended September 30, 1998 compared to $1,171,000 for the nine months ended September 30, 1997.

The Company has increased its effective tax rate to 33% as compared to the 31% used for the first nine months of 1997 due to its anticipated profit level for the year.

Minority interest expense was $1,429,000 for the nine months ended September 30, 1998 compared to $39,000 for the nine months ended September 30, 1997. The increase in minority interest is a direct result of the increase in net income at the Company's majority-owned subsidiary, GeoScience Corporation.

Income from continuing operations for the nine months ended September 30, 1998 was $9,217,000, or $1.49 per diluted share, as compared to $2,900,000, or $.47 per diluted share, for the nine months ended September 30, 1997. The improvement in earnings is primarily attributable to the Company's geoscientific business.

During the fourth quarter of 1997, GeoScience sold its software subsidiary, CogniSeis Development, Inc. There were no operating results from the discontinued operation for the nine months ended September 30, 1998 compared to an operating loss of $1,236,000 for the nine months ended September 30, 1997. During the third quarter of 1998, the Company recognized the final portion, $486,000, of the net gain on the sale of CogniSeis, which had been deferred since the fourth quarter of 1997. The total gain on the sale of CogniSeis was $3,850,000 net of $2,186,000 income tax expense and $1,014,000 minority interest.

Page 11                                                                Form 10-Q

TECH-SYM CORPORATION

The net loss from the discontinued broadcast, air monitoring products and real estate businesses was $2,662,000 for the nine months ended September 30, 1998 compared to net income of $2,054,000 for the nine months ended September 30, 1997.

Net income for the nine months ended September 30, 1998 was $10,405,000, or $1.69 per diluted share, as compared to $3,718,000, or $.60 per diluted share, for the nine months ended September 30, 1997, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Continued improved earnings and the improved collection of accounts receivable along with the collection of the note receivable related to the sale of CogniSeis enabled the Company to satisfy its working capital and capital expenditure requirements while also reducing the total debt outstanding at December 31, 1997. At September 30, 1998, the Company's working capital balance was $119,863,000 compared to $125,634,000 at December 31, 1997. The decrease in working capital is primarily attributable to the reclassification of the net assets of the discontinued operations from current to non-current, as discussed in Note 3. Cash provided by operations was $13,590,000 for the nine months ended September 30, 1998 as compared to cash used for operations of $16,129,000 for the nine months ended September 30, 1997.

At September 30, 1998, the Company's continuing operations had short-term line of credit facilities aggregating $72,752,000 of which $40,589,000 was available for additional short-term borrowings. The Company had a working capital ratio of
2.53 to 1.0 and debt to total capitalization of 21%. The Company believes that its current financial position and available line of credit facilities will provide adequate sources of funds to meet foreseeable requirements.

Purchases of property, plant and equipment totaled $12,744,000 for the nine months ended September 30, 1998 compared to $9,081,000 for the same period in the prior year. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1998 will be approximately $6,500,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

YEAR 2000 (Y2K) COMPLIANCE

Many currently installed computer systems and software products are not capable of distinguishing 21st century (Y2K) dates. As a result, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties concurrent with the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

The Company recognizes the need to ensure its operations will not be adversely impacted by Y2K software failures, internally or externally, and has established cross functional project teams at each of its subsidiaries to address Y2K issues. The project teams are coordinating the identification and implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of their company's information systems and the reliability of its operational systems and manufacturing processes. The project teams are also coordinating the identification of potential Y2K risks associated with the products and services their company sells or has sold, and risks that could affect the business due to suppliers and others they transact business with should these companies fail to comply with Y2K requirements. Each subsidiary is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position. The findings and resulting actions are being reviewed and monitored by the Company to insure overall compliance.

Each subsidiary has reviewed its information technology and operational systems and its manufacturing processes in order to identify those products, services or systems for Y2K compliance. As a result, the Company has determined that each subsidiary will be required to modify or replace certain information and operational systems so they will be Y2K compliant. These modifications and replacements are being, and will continue to be, made in conjunction with each subsidiary's overall systems initiatives. Each subsidiary has reviewed or is reviewing products previously sold and currently being sold or in design for future sales for Y2K compliance. Products with Y2K non-compliance issues are being identified and fixes/modifications, if any, are being developed.

Page 12                                                                Form 10-Q

TECH-SYM CORPORATION

Identified Y2K product issues will be resolved by year end 1999. During the fourth quarter of 1998, each subsidiary will complete their communications with suppliers, financial institutions and others with whom they do business to address conversion-related issues. The subsidiaries, and therefore the Company, cannot determine the complete status of Y2K compliance of its suppliers and financial institutions or what additional costs, if any, might be required by the Company until it completes the review of the responses received. Each subsidiary's management believes that non-compliance by their suppliers will be insignificant. However, failure of their financial institutions could have a material effect on the Company's financial position or results of operations.

To date the Company has not incurred any material expenditures in connection with identifying, evaluating or remediating Y2K compliance issues. The total cost of Y2K compliance activities is estimated at less than $2,000,000 and is not anticipated to be material to the Company's financial position or its results of operations. The Company expects to complete its Y2K project during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Y2K project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Y2K modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will identify and remediate all significant Y2K problems on a timely basis, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

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


                                                TECH-SYM CORPORATION
                                                Registrant

            Date: November 12, 1998             /s/ J. MICHAEL CAMP
                                                    J. Michael Camp, President
                                                    and Chief Executive Officer

            Date: November 12, 1998             /s/ RAY F. THOMPSON
                                                    Ray F. Thompson, Vice
                                                    President, Treasurer, and
                                                    Chief Financial Officer