Form 10-K
period 1998-12-31
TECH SYM CORP
filed 1999-03-30
CIK 96669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998        COMMISSION FILE NUMBER 1-4371

                              TECH-SYM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEVADA                               74-1509818
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)
  10500 WESTOFFICE DRIVE, SUITE 200
           HOUSTON, TEXAS                              77042
   (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 785-7790

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                         NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                      REGISTERED
--------------------------------------------------------------------------
                                            New York Stock Exchange
  Common Stock (Par Value $.10 per
               share)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 12, 1999, 6,072,931 shares of the registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $134,131,792 (based on the March 12, 1999, closing sales price of $22.625 published in THE WALL STREET JOURNAL reports of New York Exchange Composite Transactions).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the
Part III of this Annual Report on Form 10-K; the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1999.

================================================================================

                               TABLE OF CONTENTS

                                                   PAGE
                                                   ----
PART I
  Item  1. Business.............................     1
           General..............................     1
           Description of Business Segments.....     1
           Measurement of Segment Profit or Loss
             and Segment Assets.................     2
           Factors Management used to Identify
             Reportable Segments................     2
           Discontinued Operations..............     2
           Business Strategy....................     3
           Products and Services................     3
           Product Development..................     5
           Marketing and Customers..............     6
           Government Contracts.................     6
           Manufacturing and Raw Materials......     7
           Competition and Business
             Conditions.........................     7
           Backlog..............................     7
           Intellectual Property................     8
           Regulatory Matters...................     8
           Employees............................     8
           Geographical Information.............     8
           Year 2000 Compliance.................     8
  Item  2. Properties...........................     9
  Item  3. Legal Proceedings....................    10
  Item  4. Submission of Matters to a Vote of
             Security Holders...................    10
  Item     Executive Officers of the
   4.a.      Registrant.........................    10


PART II
  Item  5. Market for the Registrant's Common
             Equity and Related Stockholder
             Matters............................    12
  Item  6. Selected Financial Data..............    13
  Item  7. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations......................    14
  Item     Quantitative and Qualitative
   7.a.      Disclosures about Market Risk......    18
  Item  8. Financial Statements and
             Supplementary Data.................    18
  Item  9. Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure...............    18

PART III
  Item 10. Directors and Executive Officers of
             the Registrant.....................    19
  Item 11. Executive Compensation...............    19
  Item 12. Security Ownership of Certain
             Beneficial Owners and Management...    19
  Item 13. Certain Relationships and Related
             Transactions.......................    19

PART IV
  Item 14. Exhibits, Reports on Form 8-K and
             Financial Statement Schedules......    19

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Item 1. Business," "Item
3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although Tech-Sym Corporation believes that the expectations reflected in such forward-looking statements are reasonable as of the date hereof, no assurance can be given that such expectations will prove to be correct. Readers are cautioned not to place undue reliance on these forward-looking statements. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include without limitation (i) the risk of technological change relating to the Company's products and the risk of the Company's inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company's products due to fluctuations in the communications industry and levels of government expenditures on defense equipment and services, (iii) the Company's reliance on certain significant customers, (iv) risk associated with a significant amount of foreign sales, (v) the credit risk to the Company from certain sales arrangements, (vi) the risk of fluctuations in future operating results, (vii) the risks of excess or inadequate inventory levels, (viii) the risks of changing government regulations or statutes, (ix) the risks of general market conditions, competition and pricing, (x) the risk of continued access to capital markets and commercial bank financing on favorable terms and (xi) the risk that planned dispositions of operating units may not be completed in accordance with expectations or under acceptable terms. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. All subsequent written and oral forward-looking statements attributable to Tech-Sym Corporation or persons acting on its behalf are expressly qualified in their entirety by Cautionary Statements.

ITEM 1.  BUSINESS

  GENERAL

     Tech-Sym Corporation (the "Company" or "Registrant" or "Tech-Sym") is a diversified electronics engineering and manufacturing company primarily involved in the design, development and manufacture of products used for communications, defense and weather information.

     The Company, incorporated in Nevada in 1944, is headquartered in Houston, Texas. The Company has three reportable segments: communications, defense systems and weather information systems.

  DESCRIPTION OF BUSINESS SEGMENTS

     The Company's communications segment designs, develops and manufactures microwave components and antennas for wireless terrestrial and satellite voice and data communications, precision timing and positioning equipment and electronics defense products. Its worldwide customers include manufacturers of communication systems, defense electronics systems and aerospace navigation and communications systems.

     The Company's defense systems segment designs, develops and manufactures a variety of electronic systems that includes electronic controls, monitoring and power distribution systems for naval applications, systems for training and evaluating military pilots and crews and cargo handling and aerial delivery systems. Its primary customers are United States and foreign government agencies, government contractors and aerospace companies.

     The Company's weather information systems segment designs, develops and manufactures meteorological information systems that detect, analyze and display information on weather patterns and severe weather events through the use of sophisticated Doppler radars and computer processing. Its worldwide customers include meteorology and hydrology departments of universities and government agencies, military organizations, television stations and commercial organizations which sell weather data.

  MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The Company evaluates the performance of its segments and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements. There are currently no intersegment sales or transfers, however, any future intersegment sales or transfers will be recorded at cost or at cost plus an agreed upon intercompany profit.

  FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

     The Company's reportable segments are business units that design, manufacture and distribute distinct products, with distinct customer bases and are each managed separately.

  DISCONTINUED OPERATIONS

     During June 1998, the Company adopted a plan to sell its businesses involved in real estate development, manufacture of air monitoring products and manufacture of radio and television broadcast equipment, and during December 1998, the Company adopted a plan to sell its majority owned (79.12%) subsidiary, GeoScience Corporation ("GeoScience"). The effective dates of June 30, 1998 and December 31, 1998 are the respective "measurement dates" referred to when discussing the results of operations of these businesses elsewhere in this report. The discontinued businesses are reported as discontinued operations for all periods presented.

     The presentation of the discontinued operations includes segregation of the operating results and the results of disposition of the discontinued businesses in the Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996. The net assets of the discontinued operations are segregated at December 31, 1998 and 1997 in the Consolidated Balance Sheet and in the Consolidated Statement of Cash Flows at December 31, 1998, 1997 and 1996.

     See (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (ii) Note 2 of Notes to Consolidated Financial Statements.

     GEOSCIENCE. GeoScience Corporation, headquartered in Houston, Texas, designs, develops and manufactures seismic data acquisition systems and provides services for the oil and gas exploration and production industry. Its products are used world-wide to identify and define subsurface geologic structures, primarily to predict the existence, location and size of oil and gas deposits. GeoScience's principal customers include seismic acquisition contractors, independent and foreign national oil and gas companies and government agencies around the world. GeoScience's subsidiaries operate manufacturing facilities and service centers in the United Kingdom, the People's Republic of China and Singapore, as well as in Houston and Fort Worth, Texas.

     GeoScience was formed in March 1996 as a wholly-owned subsidiary of the Company. All the outstanding stock of Syntron, Inc., CogniSeis Development, Inc. and Symtronix Corporation was contributed by the Company to GeoScience. In May 1996, 2,597,600 shares of GeoScience Common Stock (24.7% of the outstanding shares on that date) were sold in a public offering. GeoScience's Common Stock began trading on the Nasdaq National Market on May 17, 1996. On October 14, 1997 ("the disposal date") CogniSeis was sold to Paradigm Geophysical Corporation (see Note 2 of Notes to Consolidated Financial Statements).

     GeoScience's business strategy focuses on the development of technologically advanced products to facilitate the process of and to decrease the time involved in acquiring seismic data needed by the oil and gas exploration and production industry. Additionally, GeoScience seeks to acquire product lines, technology and businesses that complement internal product development.

     GeoScience maintains operations for the design, manufacture and repair of marine seismic cables in England, Singapore and Houston. A subsidiary of GeoScience and The China Oil Offshore Geophysical

Corporation operate a joint venture to manufacture and repair marine seismic cables in the People's Republic of China. Seismic cables, for use on land, as well as ocean bottom cables, are produced by GeoScience in Houston.

     GeoScience operates from owned facilities comprising 192,000 square feet located on a 17.4 acre tract and 63,000 square feet of leased facilities located in Houston, Texas, 5,500 square feet of leased facilities located in Fort Worth, Texas, and owned facilities of approximately 54,500 square feet in Derbyshire, England, and 33,300 square feet in Singapore. At December 31, 1998, GeoScience employed approximately 626 persons world wide, of which 438 were employed in the United States.

     CONTINENTAL. Continental Electronics Corporation, headquartered in Dallas, Texas, with subsidiaries in Germany and Chile, designs and manufactures radio frequency transmitters and other energy sources used for radio and television broadcasts, communications, radar systems, and special applications. Continental's customers include the commercial radio and television broadcast industry, private and government agencies that operate radio stations, government agencies that engage in scientific research, industrial organizations whose applications include radio frequency heating and government defense agencies. Continental's business strategy focuses on the development of technologically advanced products primarily for the radio and television broadcast industry.

     Continental's products include (i) high power radio transmitters for use in "short" and "medium" wave frequency bands, (ii) lower power transmitters that operate at the radio broadcast frequencies commonly referred to as "AM" and "FM", (iii) high power energy sources and amplifiers for use in science projects, (iv) low frequency/very low frequency transmitters for communications from shore to ship and/or submarines, (v) over-the-horizon radar transmitters for the U.S. Air Force and high frequency communications transmitters for various branches of the military, (vi) television broadcast transmitters and antennas and (vii) digital audio broadcast (DAB) equipment.

     Continental conducts its manufacturing operations from owned facilities comprising 158,000 square feet on a 14 acre tract and 84,000 square feet of leased facilities located in Dallas, Texas, owned facilities of 15,000 square feet in Santiago, Chile, and leased facilities of approximately 14,000 square feet in Berlin, Germany. At December 31, 1998, Continental employed approximately 349 persons worldwide, of whom 156 were employed in the United States.

  BUSINESS STRATEGY

     The Company's business strategy focuses on the development of technologically advanced products within each business segment. The Company attempts to develop business through growth of its internal product lines and by acquiring product lines, technology and businesses that complement internal product development.

  PRODUCTS AND SERVICES

COMMUNICATIONS

     The Company's communications products include microwave components and subsystems, timing and positioning equipment, antennas and electronic defense products which are designed and manufactured by its subsidiary, TRAK Communications Inc. ("TRAK"). TRAK conducts its operations through five principal facilities located in: (i) Tampa, Florida; (ii) Dundee, Scotland;
(iii) Chatsworth, California; (iv) San Clemente, California; and (v) Hagerstown, Maryland.

     The microwave components and subsystems are used by customers to make communications and radar products. Microwave components include energy sources (oscillators and amplifiers), frequency multipliers, ferrite isolators and circulators, filters and a broad range of passive components for modulation and control of microwave energy. Microwave subsystems consist of synthesizers, frequency converters and microwave receiver assemblies. These microwave components and subsystems are used in such areas as wireless communications, satellite communications, aircraft instruments, radars, electronic warfare systems and industrial microwave heating and cooking. Original equipment manufacturers purchase these products to integrate into their systems. The Company also produces high performance and compact Global Positioning System ("GPS") filter amplifiers for use in airborne and terrestrial navigation guidance systems.

     The Company's products include extremely accurate timing systems for use by government and commercial organizations such as NASA, telephone companies and electric power utilities to synchronize communication carrier signals, initiate or time events and extract timing information from the GPS satellites.

     The Company designs and produces antennas for wireless voice and data communication, satellite communication, surveillance and range instrumentation. The Company also supplies antennas, fiber optic controllers and positioners for information gathering by the U.S. surveillance community and high power antennas used by the military for jamming enemy radars. Telemetry tracking systems and microprocessor-based antenna controllers are sold to the U.S. and foreign governments for use on military test and training ranges. The Company also has designed and produces antennas for air and land mobile satellite communications systems. In the wireless local loop market, the Company provides high performance base station and home subscriber antennas for telephony systems. Its antennas are also embedded in spread spectrum wireless systems used by merchandisers to read bar codes and transfer information to and between computer information systems.

DEFENSE SYSTEMS

     The principal defense systems products include airborne training and instrumentation systems, maritime surveillance radars, shipboard electronics and mechanical systems which are designed and manufactured by the Company's subsidiary, Metric Systems Corporation ("Metric"), located in Fort Walton
Beach, Florida. The Company also provides support personnel and services to military training ranges.

     The airborne training systems consist of instrumentation pods which are attached to aircraft to collect data on the position, altitude, flight characteristics and weapons systems of the aircraft during simulated combat. The most current version of the pod contains a high-performance GPS receiver integrated with other state-of-the-art electronics to collect precise time and position information, along with weapons data from the aircraft during simulated combat. The data inputs are recorded in the pods and can be transmitted to identical pods on other aircraft, allowing training exercises to be conducted without being "tethered" to a fixed range location. The data can be downloaded or sent via telemetry to ground instrumentation equipment for display, debriefing and subsequent analysis by the participants. This equipment reduces the cost of operating Air Combat Maneuvering Instrumentation (ACMI) ranges since manned radar tracking sites and other equipment are unnecessary. The Company also produces a family of advanced threat radar emitters and simulators that operate with the instrumentation pods to simulate a realistic combat environment for pilot training.

     The Company's shipboard electronic products are used on a variety of platforms. Electronic control, monitoring and power distribution equipment designed and produced by the Company has been used since the late 1970s on the U.S. Navy's Vertical Launching Systems (VLS) deployed on the Ticonderoga (CG-47), Spruance (DD-963) and Arleigh Burke (DDG-51) classes of cruisers and destroyers. Similar systems have also been sold to the governments of Canada, Japan, Australia, New Zealand, Germany, Spain, Korea and the Netherlands. The Company also supplies shipboard product subsystems for the AN/SQQ-89 Surface Anti-Submarine Warfare Combat System, firing mechanisms for the Tomahawk and Trident missiles and cable assemblies for the AEGIS weapon system. The Company's shipboard electrical switchgear, generator control, weapons control and internal communications equipment also have been installed on several classes of U.S. Navy and foreign government ships.

     The mechanical systems designed and manufactured by the Company include antenna support structures for large communications antennas, custom containers with environmental controls for sensitive electronics equipment such as satellites, torpedoes and missiles, aircraft launcher rail assemblies for the AMRAAM missile and mobile ground equipment used to clean and lubricate aircraft engines. The Company also has developed and manufactures air cargo systems for airborne supply operations including on-board cargo roller/restraint systems, air-drop platforms and cargo handling equipment for many types of aircraft.

     The Company manufactures a variety of other systems including custom automated test equipment such as the Common Rail and Launcher Test Set used to test many types of airborne weapons launching systems. The Company's maritime surveillance radars are used for tracking low altitude aircraft and surface vessels to provide coastal defense and safety at sea data. The Company also is providing integration support for the U.S. Army Joint Surveillance and Target Attack Radar System (JSTARS) Common Ground Station (CGS).

WEATHER INFORMATION SYSTEMS

     The primary products of the Company's weather information systems segment are high performance Doppler radars coupled with sophisticated data processing systems. Both the hardware and software products are designed and produced by the Company's subsidiary, Enterprise Electronics Corporation ("EEC"), located in Enterprise, Alabama.

     The Doppler radar measures both reflectivity and velocity of rain droplets and is used to detect, quantify and display precipitation intensity, velocity and turbulence. The radar is extremely helpful in analyzing severe weather conditions such as hurricanes, tornadoes, thunderstorms and wind shear. The addition of EEC's dual polarization feature provides information on the size and shape of echo producing droplets, resulting in more accurate calculations of precipitation levels and in the identification of hail.

     The processing systems known as RADSYS 3000 [TM], Weather Windows [TM] and EDGE [TM] (Enterprise Doppler Graphics Environment) provide meteorologists with automated radar control as well as enhanced meteorological displays and image processing capabilities. Both Weather Windows [TM] and EDGE [TM] processing systems can be utilized with WARN [TM] (Wide Area Radar Network) to generate a countrywide or large geographic area weather composite. WARN [TM] is capable of accepting data from a large number of radars for inclusion into the composite picture thereby providing very accurate weather information for an entire region.

     A unique software utility program developed by EEC for meteorologists, known as IMAGE [TM] (Integrated Meteorological Analysis and Graphics Environment), provides displays of weather features such as wind field vectors and the growth and decay of storm cells. The various processing systems can be run on a range of computer platforms from low-cost PC-based display and control systems through UNIX platform mid-range systems to larger scientific systems utilizing Hewlett Packard, IBM, Silicon Graphics and the Compaq Alpha station computers.

     Meteorological and hydrological agencies (international and domestic), television broadcasters and the U.S. military use the Company's Doppler weather radars to forecast weather and provide severe weather warnings. EEC's weather radars with dual polarization and precision Doppler processing, coupled with IMAGE [TM] and a full featured computer based control and display subsystem, provide meteorologists and forecasters with a large amount of critical weather information. Historically, the majority of the Company's sales of weather information systems have been in foreign countries. More than 700 of the Company's weather radars have been installed in more than 60 countries.

  PRODUCT DEVELOPMENT

     Each of the Company's business segments is actively engaged in the design and development of additional products and enhancements to their existing products. Information concerning the amount spent during each of the last three years on company-sponsored product development activities is set forth in the Company's "Consolidated Statement of Income" on page F-3. Certain of the Company's product development activities are undertaken pursuant to government contracts and subcontracts. The costs incurred under these contracts for product research and development are charged to cost of sales rather than to product development costs.

  MARKETING AND CUSTOMERS

     The Company's products primarily are marketed directly by the sales forces of each of its business segments, with the assistance of domestic and international independent technical sales representatives who receive commissions on their sales. The principal customers for the communications products include the United States Government (primarily the armed services), communication and satellite equipment manufacturers, foreign government agencies, research organizations and government contractors. The defense systems products are sold to the armed forces of the United States and foreign governments, government contractors and aircraft manufacturers. The principal customers of the weather information systems segment include meteorology and hydrology departments of universities and government agencies, military organizations, and television stations.

     The following table set forth the percentage for each of the last three years of total sales contributed by each of the Company's business segments:

                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
               SEGMENT                  1998      1997      1996
-------------------------------------   ----      ----      ----
Communications.......................    48%       47%       42%
Defense Systems......................    41%       42%       50%
Weather Information Systems..........    11%       11%        8%

     The Company's largest customer is the United States Government, its agencies and contractors, whose purchases accounted for approximately 53% of the Company's consolidated sales in 1998. Of that amount, approximately 93% was attributable to purchases by the Department of Defense and its contractors. The loss of these Government contracts would have a material adverse effect on the Company. Contracts with or for the United States Government and most prime contractors may be terminated by the Government at will. See "Government Contracts" below. The Company has not historically experienced any significant problems with contract cancellations.

     During fiscal 1998, 1997 and 1996, approximately 31%, 25% and 22%, respectively, of the Company's revenue was derived from sales to customers outside the United States. See Note 13 of Notes to Consolidated Financial Statements for geographic distribution of revenue.

  GOVERNMENT CONTRACTS

     Sales under contracts with or for the United States Government accounted for approximately $74,000,000 or 53% of the Company's revenue in 1998. Most of the Company's Government contracts are fixed-price contracts. Under a fixed-price contract, the price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except that adjustments are made for costs incurred due to contract changes ordered by the Government. Cost overruns incurred in connection with fixed-price contracts, particularly those involving engineering and development, could substantially reduce the Company's profitability or cause losses.

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

     The Company recognizes revenue under most of its Government contracts on the percentage of completion method which generally is measured by comparing total costs incurred to date to estimated total costs for each contract. Estimated losses on contracts are recorded in full when they become apparent. Provided the job is on schedule, the Company normally recovers most of its costs on large contracts under a progress payment system whereby 75% to 80% of its allowable costs incurred in performing the contract, including applicable indirect costs such as selling, general and administrative expenses, may be collected from the Government on a current basis, while related profit, if any, is billable only upon completion of the contract, or in certain instances, as delivery of units is made. The Company and Government representatives closely monitor the Company's performance against the overall budget as work on the contract progresses. Revisions of a budget may occur during the course of the work for many reasons including increases or decreases in the scope of the work, change orders and funding adjustments, and the Company's performance against such budget. Budget revisions forecasting profit reductions are recorded by the Company on a current basis, whereas forecasted profit increases are recorded over the remaining period of performance.

     The Company believes that business done under Government contracts differs from ordinary commercial contracts in certain other ways. Capital requirements tend to be smaller because of the progress payment system, there is no significant bad debt risk and, in general, receivables are paid promptly. The Company also has found that, in the case of Department of Defense contracts, the contract dispute procedures are well defined and generally permit expeditious and inexpensive resolutions of contract problems.

  MANUFACTURING AND RAW MATERIALS

     The Company manufactures or assembles its products, produces spare parts and repairs equipment previously sold. The Company maintains inventory, including work-in-process at different levels of completion, to enable the Company to satisfy customer delivery schedule requirements.

     The Company's operations require a wide variety of electronic and mechanical components and raw materials. Most of these items are available from several commercial sources. Dependence on any one supplier is kept to a minimum. On occasion, the failure of a supplier to deliver key parts can jeopardize the on-time shipment of Company products.

  COMPETITION AND BUSINESS CONDITIONS

     The Company faces significant competition in most aspects of its business. Its principal competitors to both the communications and defense systems segments include corporations with substantially greater assets and access to larger financial resources than the Company. The Company believes it is a principal supplier of meteorological radars to foreign government agencies. The Company's products are of a highly technical nature and involve the use of techniques and materials similar to those used by its competitors. The principal competitive factors with respect to the Company's products are technological innovation, product quality, price, adherence to delivery schedules and product reliability. A significant portion of the Company's sales are made under Government contracts awarded on the basis of competitive proposals. In addition to price, the factors involved in the award of such contracts include the quality of the proposal and reputation of the bidder.

     Demand for many of the products sold by the Company depends upon the level and nature of the nation's defense expenditures. The defense related electronic systems and components manufactured by the Company are sold primarily to the United States armed forces, defense contractors and foreign countries for military and training use. General increases or decreases in the level of defense appropriations tend to affect demand for defense related products, but do not necessarily have a corresponding effect on demand for the specialized products manufactured by the Company. Due to the process by which appropriations and contracts are approved for defense projects, the Company commonly experiences delays in the receipt of anticipated orders, which can adversely impact operating results by shifting operating revenue from one period to another. Because most of the Company's defense related contracts are awarded on a fixed-price basis, cost overruns can affect the Company's profitability.

  BACKLOG

     The backlog was approximately $110,000,000 and $73,000,000 as of December 31, 1998 and 1997, respectively. The backlog as of such dates which was reasonably expected to be filled within twelve months of such dates was $89,000,000 and $70,000,000, respectively.

     The backlog figures include only the sales value of the equipment or products for which the Company has received orders it believes to be firm. Contracts with or for the United States Government and most prime contractors may be terminated by the Government at will. See "Government Contracts." The Company has not experienced any significant problems with contract cancellations.

  INTELLECTUAL PROPERTY

     Although the Company holds a number of patents, the Company believes that its business is not materially dependent upon the protection afforded by patents, but primarily upon the experience and continued creative skills of its personnel. Because of rapidly changing technology and the need for confidentiality, the Company does not seek to obtain patents in many cases.

  REGULATORY MATTERS

     The Company's operations are subject to numerous local, state, federal and foreign government laws and regulations governing the discharge of materials into the environment as well as relating to the protections of public health and the environment. Noncompliance with such laws and regulations could result in the imposition of significant fines, penalties and other liabilities on the Company. The Company believes that it is currently in substantial compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not represented a significant expense for the Company in the past and the Company does not foresee the need for material expenditures to ensure continued compliance with such laws and regulations as they exist currently. Regulations in these areas are subject to change, however, and there can be no assurance that future laws or regulations will not have a material adverse effect on the Company.

     The Company from time to time is required to obtain export licenses from the United States Government. There can be no assurance that the Company will not experience difficulty in obtaining such licenses as may be required in connection with export sales.

  EMPLOYEES

     As of December 31, 1998, the Company employed a total of 1,368 persons worldwide in the Company's continuing operations, of whom 1,201 were employed in the United States. None of the Company's employees are represented by a labor union.

  GEOGRAPHICAL INFORMATION

     Certain geographical information concerning the Company's business is set forth in Note 13 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

  YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are not capable of distinguishing twenty-first century ("Y2K") dates. As a result, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties concurrent with the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Y2K software failures, internally or externally, and has established cross-functional project teams at each of its subsidiaries to address Y2K issues. The project teams are coordinating the identification and implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of each company's information systems and the reliability of its operational systems and manufacturing processes. The project teams are also coordinating the identification of potential Y2K risks associated with the products and services each company sells or has sold, and risks that could affect the business due to suppliers and others they transact business with should these companies fail to comply with Y2K requirements. Each subsidiary is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position. The findings and resulting actions are being reviewed and monitored by the Company to insure overall compliance.

     Each subsidiary has reviewed its information technology ("IT"), operational systems and manufacturing processes in order to evaluate those products, services or systems for Y2K compliance. As a result, the Company has determined that each subsidiary will be required to modify or replace certain information and operational systems to be Y2K compliant. These modifications and replacements are being, and will continue to be, made in conjunction with each subsidiary's overall systems initiatives. Each subsidiary has reviewed or is reviewing products previously sold, currently being sold or in design for future sales for Y2K compliance. Products with Y2K non-compliance issues are being identified and fixes/modifications, if any, are being developed. Identified Y2K product issues will be resolved by year end 1999. By the end of the second quarter of 1999, each subsidiary should complete their communications with suppliers, financial institutions and others with whom they do business to address conversion-related issues. The subsidiaries, and therefore the Company, cannot determine the complete status of Y2K compliance of its suppliers and financial institutions or what additional costs, if any, might be required by the Company until it completes the review of the responses received. Each subsidiary's management believes that non-compliance by their suppliers will be insignificant. However, failure of their financial institutions to be Y2K compliant could have a material effect on the Company's financial position or results of operations.

     The Company has not incurred any material expenditures in connection with identifying, evaluating or remediating Y2K compliance issues. The Company estimates that the total cost of Y2K compliance activities for both continuing and discontinued operations will be less than $1,000,000 and the amount spent to date is less than $500,000. The costs consist mainly of employee and consultant labor expended evaluating the Company's IT systems, non-IT systems, products and vendor Y2K issues. Total Y2K compliance expenses are not anticipated to be material to the Company's financial position or its results of operations. The Company expects to complete its Y2K project during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Y2K project is not completed in a timely manner. These costs and the schedule in which the Company plans to complete its Y2K modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will identify and remediate all significant Y2K problems on a timely basis, that remedial efforts will not involve significant time and expense or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Houston, Texas. The Company, through its Tech-Sym Management Corporation subsidiary, occupies approximately 10,000 square feet of the 20,000 square foot building owned by the Company. The remaining portion of the building is leased to a third party.

     The communications segment conducts manufacturing operations through the subsidiaries of TRAK Communications which include (i) 124,000 square feet of office and plant facilities on ten acres owned in Tampa, Florida, (ii) 45,000 square feet of office and plant facilities owned in Dundee, Scotland, (iii) 14,500 square feet of offices and plant facilities leased in San Clemente, California, (iv) 78,500 square feet of offices, plant facilities and warehouse space leased in Chatsworth, California, and (v) 32,000 square feet of office and plant facilities leased in Hagerstown, Maryland.

     The defense systems segment conducts manufacturing operations from office and plant facilities comprising a total of 224,000 square feet located on three tracts totaling 38 acres owned by the Company's subsidiary, Metric Systems Corporation, in Fort Walton Beach, Florida. Metric also leases 10,000 square feet of office and storage space in several nearby facilities.

     The weather information systems segment conducts manufacturing operations from office and plant facilities comprising 43,000 square feet located on an 11 acre tract owned by the Company's subsidiary, Enterprise Electronics Corporation, in Enterprise, Alabama.

     Certain of the facilities of the Company and its subsidiaries are subject to mortgage debt as set forth in Note 7 of Notes to Consolidated Financial Statements. The Company believes that it has, or can obtain, adequate and suitable facilities for the business expected over the next several years. The Company maintains customary compensation, liability and property insurance for all of its operations.

ITEM 3.  LEGAL PROCEEDINGS

     There are various lawsuits and claims pending against the Company's subsidiaries. In the opinion of Tech-Sym's management, based in part on advice of counsel, none of these actions is expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1998 to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

ITEM 4.A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the current executive officers (as defined by the Securities and Exchange Commission rules) of the Company. These officers serve at the discretion of the Board of Directors of the Company and of various subsidiaries of the Company, as the case may be.

                   NAME                      AGE               POSITION
------------------------------------------   -----------------------------------------
Wendell W. Gamel..........................    69 Chairman of the Board
J. Michael Camp...........................    49 President, Chief Executive Officer
                                                 and Director of the Company and
                                                   officer and director of various
                                                   subsidiaries of the Company
Ray F. Thompson...........................    62 Vice President, Treasurer and Chief
                                                 Financial Officer of the Company and
                                                   officer and director of various
                                                   subsidiaries of the Company
J. Rankin Tippins.........................    46 General Counsel and Secretary of the
                                                 Company and officer and director of
                                                   various subsidiaries of the Company
Paul L. Harp..............................    50 Controller and Chief Accounting
                                                 Officer of the Company
Kenneth R. Allstaff.......................    54 President of TRAK Communications Inc.
Charles B. Johnson........................    60 President of Metric Systems
                                                 Corporation
Richard F. Miles..........................    50 President and Director of GeoScience
                                                 Corporation and Chairman of the Board
                                                   and President of Syntron, Inc.

     There are no family relationships between any of the above persons. Executive officers are elected annually by the Board of Directors of the Company or a wholly-owned subsidiary of the Company, as the case may be, at their respective meetings of directors held immediately following the annual meeting of shareholders for such Company, to serve for the ensuing year or until their successors have been elected. The annual meetings of shareholders of the Company and GeoScience normally are held in April of each year and the annual meeting of each of the Company's principal subsidiaries, including Metric, TRAK Communications and EEC are held in June of each year. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

     Mr. Gamel was first elected Chairman of the Board in 1980 and has served continuously in that capacity ever since. He also served as President and Chief Executive Officer of the Company from April of 1975 through April of 1998.

     Mr. Camp has served as President and Chief Executive Officer of the Company since May of 1998. Prior to joining the Company, he served as President and Chief Executive Officer of Olicom, Inc., a company that develops and markets computer network software and hardware products (from 1996 to 1998). Prior thereto, he served in various capacities at Northern Telecom Ltd., including Vice President and General Manager of the Multimedia Business Applications Division (from 1993 to 1996), Vice President and General Manager of the Data Network Division (from 1992 to 1993) and General Manager of the Network Integration Division (from 1991 to 1992).

     Mr. Thompson has been Treasurer and Chief Financial Officer of the Company for more than the past five years. In February of 1993, he was elected to the additional office of Vice President of the Company.

     Mr. Tippins has been General Counsel and Secretary of the Company for more than the past five years. He is a member of the State Bar of Texas and The Florida Bar.

     Mr. Harp was elected Controller of the Corporation effective July 1, 1996, and is the Chief Accounting Officer for the Company. He previously had served as Secretary, Treasurer and Controller of Metric since 1982. He is a Certified Public Accountant in Texas and Florida.

     Mr. Allstaff was elected President of TRAK Communications Inc. on October 20, 1998, and continues to serve in that capacity. He served as President of TRAK Microwave Corporation, a subsidiary of TRAK Communications Inc., from April 1998 until October 1998, as Marketing Director for TRAK Communications Inc., from October 1997 to April 1998, and as Managing Director of TRAK Microwave Limited, a subsidiary of TRAK Communications, from November 1992 until October of 1997.

     Mr. Johnson was elected President of Metric Systems Corporation effective May 1, 1998. He had previously served as Executive Vice President and General Manager of Metric since 1982.

     Mr. Miles was elected President of Syntron, Inc., on January 29, 1990. In December of 1995, he was elected Chairman of the Board of Syntron and resigned as President of Syntron. In March of 1996 and January of 1998, respectively, he was elected President of GeoScience Corporation and re-elected President of Syntron and continues to serve in those capacities.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the New York Stock Exchange under the symbol "TSY". At March 12, 1999, the Company had 1,772 stockholders of record.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the quarters indicated.

PRICE RANGE OF COMMON STOCK

                                               1998                  1997
                                       --------------------  --------------------
QUARTER                                  HIGH        LOW       HIGH        LOW
-------------------------------------  ---------  ---------  ---------  ---------
First................................  $29  1/16 $  25 1/8   $ 32 1/2 $   29
Second...............................   31  7/8     25 3/8     34         27 3/8
Third................................   30 11/16    22 3/16    34 3/4     31
Fourth...............................   25  1/8     20 1/2     35         23 3/4

     The Company has not paid any dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated financial data as of and for the five years ended December 31, 1998, have been derived from audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and the related notes thereto included elsewhere in this Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1998       1997       1996       1995       1994 (4)
                                       ---------  ---------  ---------  ---------  ---------
STATEMENT OF INCOME DATA
    Revenue..........................  $ 140,479  $ 140,562  $ 142,083  $ 120,533  $ 110,800
    Cost and expenses of revenue.....    134,832    136,428    112,808    111,249    106,411
                                       ---------  ---------  ---------  ---------  ---------
    Income from continuing operations
      before income taxes and
      extraordinary item.............      5,647      4,134     29,275      9,284      4,389
    Provision for income taxes.......      1,861      1,063      8,580      2,887      1,550
                                       ---------  ---------  ---------  ---------  ---------
    Income from continuing
      operations.....................      3,786      3,071     20,695*     6,397      2,839
    Discontinued operations:
    (Loss) income from
      operations(1)..................     (2,062)     2,593     (1,274)     1,781      3,043
    Loss on disposal(1)..............     (4,597)
    Income from operations(2)........      4,348      1,785      3,954      4,857      6,233
    Gain on disposal(3)..............      3,620
                                       ---------  ---------  ---------  ---------  ---------
    Income before extraordinary
      item...........................      5,095      7,449     23,375     13,035     12,115
    Extraordinary item, less
      applicable income taxes........                           (1,035)
                                       ---------  ---------  ---------  ---------  ---------
    Net income.......................  $   5,095  $   7,449  $  22,340  $  13,035  $  12,115
                                       =========  =========  =========  =========  =========
    Earnings (loss) per common share
    Continuing operations
         Basic.......................  $     .63  $     .51  $    3.26  $     .98  $     .44
         Diluted.....................        .61        .50       3.19        .96        .43
    Discontinued operations
         Basic.......................        .22        .72        .42       1.02       1.43
         Diluted.....................        .21        .71        .41        .99       1.40
    Extraordinary item
         Basic and diluted...........                             (.16)
    Net income
         Basic.......................        .84       1.23       3.52       2.00       1.86
         Diluted.....................        .83       1.21       3.44       1.95       1.83
    Weighted average common shares
      outstanding
         Basic.......................      6,049      6,038      6,350      6,521      6,498
         Diluted.....................      6,175      6,168      6,501      6,673      6,611
BALANCE SHEET DATA
    Current assets(5)................  $ 186,025  $ 193,371  $ 170,689  $ 171,375  $ 152,067
    Current liabilities..............     36,573     45,441     29,806     29,677     56,284
    Working capital..................    149,452    147,930    140,883    141,698     95,783
    Property, plant and
      equipment -- net...............     18,817     17,837     18,037     16,111     39,993
    Long-term debt...................      2,335      3,273      2,714     17,056     21,587
    Total assets.....................    224,101    228,604    206,404    203,478    225,803
    Total liabilities................     56,370     65,421     48,332     53,460     90,016
    Shareholders' investment.........    167,731    163,183    158,072    150,018    135,787

------------

(1) Relates to Continental Electronics Corporation, Anarad, Inc. and Lake Investment Company, net of applicable income tax benefits and expenses. See
    Note 2 of Notes to Consolidated Financial Statements.

(2) Relates to GeoScience Corporation (including its previously discontinued businesses), net of applicable income tax expense and minority interest.

(3) Relates to the discontinued geoscientific software subsidiary, CogniSeis Development, Inc., of GeoScience Corporation, net of applicable income taxes and minority interest.

(4) Balance sheet data as of December 31, 1994 was not restated for discontinued operations.

(5) Including net assets of discontinued operations for all years presented except for 1994.

 *  INCLUDES GAIN ON SALE OF SUBSIDIARY STOCK OF $13,758, NET OF TAXES.

   No dividends were paid on common stock for any of the above years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During June 1998, the Company adopted a plan to sell its businesses involved in real estate development, manufacture of air monitoring products and manufacture of radio and television broadcast equipment, and during December 1998, the Company adopted a plan to sell its majority owned (79.12%) subsidiary, GeoScience Corporation ("GeoScience"). The effective dates of June 30, 1998 and December 31, 1998 are the respective measurement dates referred to when discussing the results of operations of these businesses elsewhere in this report. The discontinued businesses are reported as discontinued operations for all periods presented.

     On November 18, 1998, the Company completed the sale of the real estate development business, Lake Investment Company ("Lake"), to Consumer Loan Portfolios Inc., for cash of $1,300,000 plus a note receivable of $3,600,000. The Company received $500,000 on the note receivable on February 5, 1999, and is due to receive $800,000 in the first half of 1999. The remaining amount, $2,300,000, is payable in quarterly installments beginning March 31, 1999. A balloon payment for the outstanding balance is payable on December 31, 2002.

     On March 15, 1999, the Company completed the sale of substantially all of the assets of the air monitoring products business, Anarad, Inc. ("Anarad"), for cash of $550,000 plus 90% of the cash collected after March 15, 1999 on outstanding trade accounts receivable on that date. All remaining uncollected trade accounts receivable after 90 days will be returned to the Company for appropriate action.

     The Company is actively marketing its radio and television broadcast equipment business, Continental Electronics Corporation ("Continental").
Several potential purchasers have conducted initial due diligence investigations. Management anticipates Continental will incur operating losses approximating $12,000,000 from the measurement date through the expected disposal date, including certain fourth quarter reorganization and restructuring activities of Continental and its subsidiaries. Management expects such losses to be offset by the proceeds from the sale.

     In December 1998, the Boards of Directors of the Company and GeoScience committed to a plan to seek a strategic merger partner for GeoScience. On January 18, 1999, the Company and GeoScience signed an agreement to merge GeoScience with a third party, subject to shareholder and regulatory approval. The Company, GeoScience and the third party have subsequently terminated the proposed merger. The third party has paid GeoScience $3,000,000 in connection with such termination. The Company and GeoScience will continue to pursue opportunities to combine GeoScience's operations with a strategic partner.

     Previously, in June 1997, GeoScience adopted a plan to sell its geoscientific software subsidiary, CogniSeis. CogniSeis has been included in the Company's presentation of discontinued operations in the Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996 and in the Consolidated Balance Sheet at December 31, 1997 and 1996. On October 14, 1997 (the "disposal date"), CogniSeis was sold to Paradigm Geophysical Corporation for cash of $8,929,000, net of certain liabilities assumed pursuant to the terms of the sale agreement, plus a note receivable. During 1998, the uncertainties surrounding certain provisions of the sales agreement were resolved and GeoScience received payment in full of the note receivable, resulting in the recognition of a gain on the sale of $3,620,000, net of taxes and minority interest.

     As a result of depressed oil prices, several oil companies have announced reduced budgets for oil and gas exploration. In response, several GeoScience customers announced plans to reduce capital expenditures, which could cause cancellation or restructuring of orders, postponement of delivery or payment and a decrease in future orders of GeoScience's products. Continued depressed oil prices could result in lower sales for GeoScience in the future and may effect the amount the Company will receive on the disposition of GeoScience.

     Management's discussion and analysis of the results of operations reflects the reclassification of the discontinued operations. Note 2 of Notes to Consolidated Financial Statements sets forth the financial results of the discontinued operations and is included by reference.

1998 IN COMPARISON WITH 1997

     REVENUE. Sales for the year ended December 31, 1998 were $140,479,000 compared to $140,562,000 in 1997. Sales by the communications segment increased $1,146,000 or 2% to $67,906,000 from $66,760,000 in 1997 primarily due to increased demand for wireless antennas, which offset decreases in the demand for microwave components resulting from the Asian economic crisis during 1998. Sales by the defense systems segment decreased $1,888,000 or 3% to $56,520,000 from $58,408,000. The decrease occurred during the first quarter of the year primarily due to the delay in receiving a follow-on Vertical Launching System ("VLS") contract. The delayed contract was awarded in March 1998 for approximately $28,000,000 with options, when exercised, totaling an additional $23,500,000. Sales by the weather information systems segment increased $659,000 or 4% to $16,053,000 from $15,394,000 in 1997 primarily as a result of increased sales under a U.S. Navy contract placed with the Company in January 1997 for various weather radar systems.

     GROSS MARGIN. The Company's gross margin increased $1,997,000 or 5% to $39,873,000 from $37,876,000 in 1997 on slightly lower sales as discussed above. As a percentage of sales, the gross margin increased to 28% from 27% in 1997. The gross margin percent remained constant at 25% in both 1998 and 1997 for the communications and defense systems segments. The gross margin percent for the weather information systems segment improved 9% to 53% in 1998 from 44% in 1997 primarily as a result of manufacturing and operational efficiencies, although continued increases cannot be reasonably expected in future periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Consolidated selling, general and administrative expenses for 1998 were $31,663,000 as compared to $31,648,000 in the prior year. These expenses as a percentage of sales were constant at 22% for both 1998 and 1997. The communications segment's general and administrative expenses increased as a result of reorganization costs incurred in the later half of the year. These costs included the expenses associated with the appointment of a new president, the search for and hiring of several other key managers, expenditures for severance payments and other expenditures typical for such organizational changes. General and administrative expenses of the defense systems segment decreased as a result of cost reduction efforts taken in response to the lower sales volume of the current year versus the prior year. The selling expenses of the communications segment decreased significantly reflecting the business downturn due to the Asian economic crisis, while the selling expenses of the defense systems segment increased as a result of the increased marketing activity for its instrumentation pods and radar products.

     COMPANY-SPONSORED PRODUCT DEVELOPMENT. Company-sponsored product development costs increased $1,103,000 or 46% to $3,505,000 for 1998 from $2,402,000 in 1997. Expenditures increased in the defense systems segment as a result of efforts to upgrade and improve the instrumentation pods product line and to develop a new digital temperature control unit for the "advanced tactical forward looking, infrared targeting system". The increased expenditures by the weather information systems segment was primarily to upgrade the EDGE [TM] and Weather Windows [TM] processing systems.

     INTEREST EXPENSE. The Company's interest expense for 1998 decreased to $1,305,000 from $1,429,000 in 1997. The decrease was due to the lower interest rate on borrowings under the Company's line of credit facilities during the year.

     INTEREST AND OTHER INCOME. The Company's 1998 net interest and other income was $2,247,000 as compared to $1,737,000 in 1997. The $510,000 increase was primarily due to a payment received by the weather information systems segment regarding the settlement of a dispute.

     PROVISION FOR INCOME TAXES. The effective tax rates for continuing operations was 33% in 1998 as compared to 25.7% in 1997. The increase is primarily due to lower benefits derived from the Company's Foreign Sales Corporation and for expenditures for research and experimentation in the current year versus the prior year. The Company's overall effective tax rate for the year was 46.9% as compared to 29.5% in 1997. The main reason for the difference between this effective rate and the U.S. statutory rate of 35% was the lack of any tax benefit to the Company for the operational losses incurred by a foreign subsidiary

(TELEFUNKEN Sendertechnik GmbH) that is part of the discontinued broadcast equipment business, Continental Electronics Corporation.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for 1998 was $3,786,000 or $0.61 per share as compared to $3,071,000 or $0.50 per share in 1997. The improved 1998 results were primarily a result of the improvement in gross margin compared to the prior year.

     DISCONTINUED OPERATIONS. The 1998 net results of operations and disposals relating to discontinued businesses were $1,309,000 or $0.21 per share as compared to $4,378,000 or $0.71 per share in 1997. The primary reasons for the decrease were the losses of the broadcast equipment business in 1998 versus profit in 1997 and the continued worsening results through 1998 of the air monitoring products business, together with the anticipated loss on its sale. These negative results more than offset the gain recognized on the sale of GeoScience's previously discontinued subsidiary, CogniSeis Development, Inc. See
Note 2 of Notes to Consolidated Financial Statements.

     NET INCOME. The Company's net income of $5,095,000 or $0.83 per share for 1998 as compared to $7,449,000 or $1.21 per share in 1997, reflects the net effect of the items discussed above.

1997 IN COMPARISON WITH 1996

     REVENUE. Sales for the year ended December 31, 1997 decreased $1,521,000 or 1% to $140,562,000 as compared to $142,083,000 in 1996. Sales by the communications segment increased $7,455,000 or 13% to $66,760,000 from $59,305,000 in 1996. The increase was primarily due to increased sales of microwave components associated with the general growth of the communication market. Sales by the defense systems segment decreased $12,633,000 or 18% to $58,408,000 from $71,041,000 in 1996. The decrease reflected the lower level of government contract awards to the Company, including the delay in the award of a follow-on Vertical Launching Systems ("VLS") contract, and the nearing completion of several major programs that had been in process over several years. Sales by the weather information systems segment increased $3,657,000 or 31% to $15,394,000 from $11,737,000 in 1996. The primary reason for the increase was the unusually large orders for various weather radar systems by the U.S. Navy.

     GROSS MARGIN. The Company's gross margin decreased $1,115,000 or 3% to $37,876,000 from $38,991,000 in 1996 on lower sales as discussed above. As a percentage of sales, gross margin was 27% for both 1997 and 1996. The gross margin percentage of the communications segment decreased to 25% of sales in 1997 as compared to 32% of sales in 1996 due to increased manufacturing costs related to late product shipments and problems related to overstaffing. The gross margin percent of the defense systems segment increased to 25% of sales in 1997 as compared to 21% of sales in 1996 primarily as a result of cost control efforts undertaken in response to the lower sales volume from the prior year. The gross margin percent of the weather information systems segment improved to 44% of sales in 1997 as compared to 42% in 1996. The improvement was due to increased manufacturing efficiencies.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Consolidated selling, general and administrative expenses for 1997 increased $2,623,000 or 9% to $31,648,000 from $29,025,000 in 1996. These expenses as a percentage of sales increased to 22% in 1997 from 20% in 1996. The increase primarily occurred in the weather information systems segment due to increased commission costs and expenses directly associated with the increased sales level. The smaller increases in the communications and defense systems segments were directly associated with increased sales efforts.

     COMPANY-SPONSORED PRODUCT DEVELOPMENT. Company-sponsored product development costs decreased $659,000 or 22% to $2,402,000 in 1997 from $3,061,000 in 1996. The decrease primarily occurred in the communications segment. The 1996 expenses included a large expenditure on a major antenna development project completed in that year. There were minor increases of expenditures in both the defense systems and weather information systems segments, however, neither had any significant projects in process either year.

     INTEREST EXPENSE. The Company's interest expense for 1997 decreased $371,000 or 21% to $1,429,000 from $1,800,000 in 1996. The decrease reflected the results of retiring a significant part of the

Company's long term debt in 1996 with proceeds received from the sale of stock of the GeoScience subsidiary in a public offering in that year.

     INTEREST AND OTHER INCOME. The Company's 1997 net interest and other income was $1,737,000 in 1997 as compared to $3,004,000 in 1996. Interest earnings were greater in 1996 due to the investment of the proceeds received from the subsidiary stock sale.

     PROVISION FOR INCOME TAXES. The Company's overall effective tax rate declined in 1997 to 29.5% from 33.5% in 1996. The lower rate for 1997 reflects the benefits the Company derived from its Foreign Sales Corporation and for expenditures for research and experimentation. In 1996, the Company provided for taxes at the statutory rate on the gain related to the sale of subsidiary stock and incurred a non-deductible charge for the write-off of impaired goodwill.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for 1997 was $3,071,000 or $0.50 per share as compared to $20,695,000 or $3.19 per share in 1996. The 1996 results included the unusual items of a $13,758,000 after-tax gain on the sale of stock of a subsidiary.

     DISCONTINUED OPERATIONS. The 1997 net results of operations relating to discontinued businesses were $4,378,000 as compared to $2,680,000 in 1996. The 1996 results included the unusual write-off of impaired goodwill at the air monitoring products subsidiary. The 1997 results of the broadcast equipment subsidiary improved as a result of lower expenditures on research and development than in 1996.

     NET INCOME. The Company's net income of $7,449,000 or $1.21 per share for 1997 as compared to $22,340,000 or $3.44 per share in 1996, reflects the net effect of the items discussed above, plus the extraordinary item in 1996 relating to the early extinguishment of debt.

     CURRENT BUSINESS OUTLOOK. During 1998, the Company restructured its operations to focus on its core businesses in communications, defense and weather information.

     The Company believes that its broadcast unit, Continental Electronics Corporation, and its seismic unit, GeoScience Corporation, will be sold by June 30, 1999 and December 31, 1999, respectively. The Company intends to utilize the cash to be received for debt reduction, acquisitions, stock repurchase or all three. Management expects that acquisitions will be related to the remaining core businesses.

     During the third and fourth quarters of 1998, a major restructuring and reorganization plan was enacted within the communications segment to produce improvements in both growth and profitability of this segment. It is currently anticipated that the Asian markets for the Company's products will improve during 1999, which should lead to increased sales and less competitive pricing regarding the Company's products.

     The defense systems segment has experienced growth in its foreign sales recently and the Company believes that there will be growth in the U.S. government activity in 1999 and 2000 based on recent defense budget reviews. Stronger economic activity worldwide is currently indicated, which would enable foreign governments and their agencies to expend funds for weather information systems that are both desired and needed.

     While none of the above future events can be predicted with certainty, Management believes these are reasonable expectations at the present time.

LIQUIDITY & CAPITAL RESOURCES

     During 1998, the Company satisfied its working capital and capital expenditure requirements through available cash, cash received on sale of a business and bank borrowings. At December 31, 1998, the Company's working capital, net of assets of discontinued operations, was $62,646,000 as compared to $53,615,000 at December 31, 1997. For the year, the Company's cash, cash equivalents and short-term investments decreased $2,993,000 to $3,645,000 from $6,638,000 in 1997. During the year the Company invested in capital equipment and additional inventory to facilitate its ability to meet customer orders in a timely manner.

     The Company's operations provided cash in the amount of $2,294,000, $6,053,000 and $6,907,000 in 1998, 1997 and 1996, respectively. Concentrations of credit risk with respect to the receivables, unbilled revenue and long-term receivables from customers other than the U.S. Government are generally limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. The Company's operations outside the United States are subject to usual risks, including changes in governmental policies, currency transfer restrictions and currency devaluations. The Company's foreign subsidiaries use their local currency as their functional currency.

     Capital expenditures for land, buildings and improvements and machinery and equipment were $5,030,000, $3,457,000 and $5,908,000 for 1998, 1997 and 1996,
respectively. Because of the Company's approximate $110,000,000 backlog and anticipated new business, it is expected that additional investments will be required in capital equipment and facilities. The Company expects to invest approximately $7,100,000 in 1999 in capital expenditures.

     The Company believes that the funds required for working capital needs and capital equipment additions will come from available funds, unused lines of credit, long-term borrowings, capital equipment financing and cash received from the sale of discontinued business units. At December 31, 1998, the Company had line of credit facilities aggregating approximately $45,293,000 of which $27,601,000 was available for additional short-term borrowings

     The Company plans to continue efforts to improve the average collection time on receivables and to reduce inventory, while maintaining levels needed to support customer requirements. The Company believes these efforts, along with the available sources of funds, will provide the necessary cash requirements to meet the Company's growth strategy.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The vast majority of the Company's financial transactions are U.S. dollar based, however, Tech-Sym is exposed to market risks that include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. To date, the Company has not experienced any material effects, positively or negatively, to its financial position or results of operations due to changes in either interest rates or currency exchange rates. The Company has in the past engaged in hedging activities, through the use of forward exchange contracts. Such activity has been limited to transactions involving borrowings between foreign subsidiaries and their U.S. parent corporation. There were no open positions at December 31, 1998.

     The Company's policy regarding investments of cash is to limit its investments to marketable securities of investment grade rating and to limit the amount of investment with any single institution. The emphasis is on capital preservation and immediate access to funds. The Company had $228,000 and $100,000 of marketable securities at December 31, 1998 and 1997, respectively. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in a separate section of this Report on Form 10-K. See the accompanying "Index of Financial Statements" at Page F-1. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by Item 10 is incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of December 31,
1998 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("the Act"). The information required by Item 10 with respect to executive officers has been included in Part I above as Item 4.a.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the Company's Proxy Statement which is to be filed with the Commission within 120 days of December 31, 1998, pursuant to Regulation 14A under the Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the Company's Proxy Statement which is to be filed with the Commission within 120 days of December 31, 1998, pursuant to Regulation 14A under the Act.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Company's Proxy Statement which is to be filed with the Commission within 120 days of December 31, 1998, pursuant to Regulation 14A under the Act.

                                    PART IV

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

     (a)  The Following documents are filed as a part of this report:

     1.  Financial Statements:
         See the accompanying "Index of Financial Statements" at Page F-1.

     2.  Financial Statement Schedule:
         See the accompanying "Index of Financial Statements" at Page F-1.

     3.  Exhibits:

        EXHIBIT
         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
        *3(a)        --   Articles of Incorporation of Registrant, as amended [Registrant's 10-K (1989), SEC File
                          No. 1-4371, Exhibit 3(a)].
        *3(b)        --   By-Laws of Registrant, as amended [Registrant's 10-Q (filed 8/13/98), SEC File No. 1-4371,
                          Exhibit 3(b)].
       *10(a)+      --    1990 Stock Option Plan, as amended effective April 29, 1997. [Registrant's 10-K (1997),
                          SEC File No. 1-4371, Exhibit 10(a)].
       *10(b)+      --    1998 Equity Incentive Plan, as amended [Registrant's 10-Q (filed 8/13/98), SEC File No.
                          1-4371, Exhibit 10(a)].
       *10(c)+      --    Written description of incentive bonus compensation plan effective January 1, 1997
                          [Registrant's 10-K (1997), SEC File No. 1-4371, Exhibit 10(b)].
       *10(d)+      --    Termination Agreement dated as of May 1, 1998, between the Registrant and J. Michael Camp
                          [Registrant's 10-Q (filed 8/13/98), SEC File No. 1-4371, Exhibit 10(b)].
       *10(e)+      --    Termination Agreement dated May 1, 1991, between the Registrant and Ray F. Thompson
                          [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(r)].

        EXHIBIT
         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
       *10(f)+      --    Termination Agreement dated May 1, 1991, between the Registrant and Richard F. Miles
                          [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(s)].
       *10(g)+      --    First Amendment to Termination Agreement, dated April 26, 1994, between the Registrant and
                          Richard F. Miles [Registration No. 33-56533, Exhibit 10(s)].
       *10(h)+      --    Termination Agreement dated May 1, 1991, between the Registrant and J. Rankin Tippins
                          [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(t)].
       *10(i)+       --   Termination Agreement dated August 15, 1996, between the Registrant and Paul L. Harp
                          [Registrant's 10-K (1996), SEC File No. 1-4371, Exhibit 10(p)].
       *10(j)         --  Trust Agreement dated June 11, 1991 between the Registrant and Texas Commerce Bank
                          National Association [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(w)].
       *10(k)        --   First Amendment dated June 1, 1992, to Trust Agreement dated June 11, 1991, between the
                          Registrant and Texas Commerce Bank National Association [Registrant's 10-K (1992), SEC
                          File No. 1-4371, Exhibit 10(x)].
       *10(l)+       --   Nonemployee Director Retirement Plan of the Registrant effective January 1, 1992
                          [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(x)].
       *10(m)+     --     Executive Retirement Agreement, as amended and restated, dated April 30, 1998, between the
                          Registrant and Wendell W. Gamel [Registrant's 10-Q (filed 8/13/98), SEC File No. 1-4371,
                          Exhibit 10(c)].
       *10(n)+      --    Executive Retirement Agreement, as amended and restated, dated April 30, 1998, between the
                          Registrant and Coy J. Scribner [Registrant's 10-Q (filed 8/13/98), SEC File No. 1-4371,
                          Exhibit 10(d)].
       *10(o)+      --    Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the
                          Registrant and Ray F. Thompson [Registrant's 10-K (1996), SEC File No. 1-4371, Exhibit
                          10(v)].
       *10(p)+            Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between
                          Registrant and J. Rankin Tippins [Registrant's 10-K (1996), SEC File No. 1-4371, Exhibit
                          10(x)].
       *10(q)+      --    Executive Retirement Agreement dated April 26, 1994, between the Registrant and Richard F.
                          Miles [Registration No. 33-56533, Exhibit 10(ee)].
       *10(r)+      --    Executive Retirement Agreement dated January 1, 1998, between the Registrant and Paul L.
                          Harp [Registrant's 10-K (1997), SEC File No. 1-4371, Exhibit 10(r)].
        21           --   Subsidiaries of the Registrant.
        22           --   Power of Attorney.
        23           --   Consent of independent accountants.
        27           --   Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

------------

* Incorporated by reference to prior filing, as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TECH-SYM CORPORATION

Date: March 30, 1999                      By: /s/Ray F. Thompson
                                               Ray F. Thompson, Vice President
                                              and Treasurer (principal financial
                                              officer)
Date: March 30, 1999                      By: /s/Paul L. Harp
                                               Paul L. Harp, Controller
                                              (principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the

Registrant and in the capacities and on the dates indicated.
Date: March 30, 1999                      By: /s/Wendell W. Gamel
                                               Wendell W. Gamel,
                                               Chairman of the Board and
                                          Director
Date: March 30, 1999                      By: /s/J. Michael Camp
                                               J. Michael Camp
                                               President, Chief Executive
                                          Officer and Director
Date: March 30, 1999                      By: *W. L. Creech
                                               W. L. Creech
                                               Director
Date: March 30, 1999                      By: *Michael C. Forrest
                                               Michael C. Forrest
                                               Director
Date: March 30, 1999                      By: *A. A. Gallotta, Jr.
                                               A. A. Gallotta, Jr.
                                               Director
Date: March 30, 1999                      By: *Christopher C. Kraft, Jr.
                                               Christopher C. Kraft, Jr.
                                               Director
Date: March 30, 1999                      By: *Coy J. Scribner
                                               Coy J. Scribner
                                               Director
Date: March 30, 1999                      By: *Charles K. Watt
                                               Charles K. Watt
                                               Director
Date: March 30, 1999                      By: *Richard S. Friedland
                                               Richard S. Friedland
                                               Director

* Signed by Ray F. Thompson as attorney-in-fact pursuant to Power of Attorney.

                              TECH-SYM CORPORATION
                         INDEX OF FINANCIAL STATEMENTS

                                        PAGE
                                        -----

Financial Statements:

     Report of Independent
      Accountants....................     F-2

     Consolidated Statement of Income
      for the years ended December
      31,
       1998, 1997 and 1996...........     F-3

     Consolidated Balance
      Sheet -- December 31, 1998 and
      1997...........................     F-4

     Consolidated Statement of Cash
      Flows for the years ended
       December 31, 1998, 1997 and
      1996...........................     F-5

     Consolidated Statement of
      Changes in Shareholders'
      Investment for the years ended
      December 31, 1998, 1997 and
      1996...........................     F-6

     Notes to Consolidated Financial
      Statements.....................     F-7

Financial Statement Schedule:

     Schedule II -- Valuation and
      Qualifying Accounts and
      Reserves.......................    F-27

     All other schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Tech-Sym Corporation

     In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Tech-Sym Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 23, 1999, except as to paragraphs 4 and 6 of Note 2, which are as of March 15 and March 24, 1999, respectively

                              TECH-SYM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1998        1997        1996
                                       ----------  ----------  ----------
Revenue..............................  $  140,479  $  140,562  $  142,083
                                       ----------  ----------  ----------
Cost and expenses
     Cost of revenue.................     100,606     102,686     103,092
     Selling, general and
       administrative expenses.......      31,663      31,648      29,025
     Company-sponsored product
       development...................       3,505       2,402       3,061
     Interest expense................       1,305       1,429       1,800
     Gain on issuance of subsidiary
       stock.........................                             (21,166)
     Interest and other
       income -- net.................      (2,247)     (1,737)     (3,004)
                                       ----------  ----------  ----------
                                          134,832     136,428     112,808
                                       ----------  ----------  ----------
       Income from continuing
          operations before income
          taxes and extraordinary
          item.......................       5,647       4,134      29,275
Provision for income taxes...........       1,861       1,063       8,580
                                       ----------  ----------  ----------
     Income from continuing
       operations....................       3,786       3,071      20,695
Discontinued operations (Note 2)
     Income (loss) on operations
       (except GeoScience), less
       applicable income tax
       (benefit) expense.............      (2,062)      2,593      (1,274)
     Loss on disposal (except
       GeoScience), including a
       provision for operating losses
       through estimated disposal
       date, less applicable income
       tax benefit...................      (4,597)
     Income on GeoScience operations,
       less applicable income tax
       expense and less minority
       interest......................       4,348       1,785       3,954
     Gain on sale of GeoScience
       subsidiary (CogniSeis), less
       applicable income tax expense
       and minority interest.........       3,620
                                       ----------  ----------  ----------
       Income from discontinued
          operations.................       1,309       4,378       2,680
                                       ----------  ----------  ----------
       Income before extraordinary
          item.......................       5,095       7,449      23,375
Extraordinary item
     Loss on early extinguishment of
       debt, less applicable income
       tax of $557...................                              (1,035)
                                       ----------  ----------  ----------
       Net income....................  $    5,095  $    7,449  $   22,340
                                       ==========  ==========  ==========
Earnings (loss) per common share
     Continuing operations
       Basic.........................  $      .63  $      .51  $     3.26
       Diluted.......................         .61         .50        3.19
     Discontinued operations
       Basic.........................         .22         .72         .42
       Diluted.......................         .21         .71         .41
     Extraordinary item
       Basic and diluted.............                                (.16)
     Net income
       Basic.........................         .84        1.23        3.52
       Diluted.......................         .83        1.21        3.44
     Weighted average common shares
       outstanding
       Basic.........................       6,049       6,038       6,350
       Diluted.......................       6,175       6,168       6,501

  The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
ASSETS
Current assets
     Cash and cash equivalents.......  $    3,417  $    6,538
     Short-term investments..........         228         100
     Receivables -- net..............      25,271      23,708
     Unbilled revenue................      39,315      42,284
     Inventories -- net..............      24,753      21,675
     Deferred taxes on income........       4,697       4,034
     Net assets of discontinued
      operations (Note 2)............      86,806      94,315
     Other...........................       1,538         717
                                       ----------  ----------
       Total current assets..........     186,025     193,371

Property, plant and
  equipment -- net...................      18,817      17,837
Long-term receivables................       2,224
Other assets.........................      17,035      17,396
                                       ----------  ----------
       Total assets..................  $  224,101  $  228,604
                                       ==========  ==========
LIABILITIES
Current liabilities
     Notes payable...................  $   13,911  $   17,677
     Current maturities of long-term
      debt...........................       1,178         902
     Accounts payable................       8,152       8,318
     Billings in excess of costs and
      estimated earnings on
      uncompleted contracts..........       5,163       6,561
     Taxes on income.................         508       2,124
     Other accrued liabilities.......       7,661       9,859
                                       ----------  ----------
       Total current liabilities.....      36,573      45,441
Long-term debt.......................       2,335       3,273
Deferred taxes on income.............       9,452       8,530
Other liabilities....................       8,010       8,177
                                       ----------  ----------
       Total liabilities.............      56,370      65,421
                                       ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note
  12)
SHAREHOLDERS' INVESTMENT
Preferred stock -- authorized
  2,000,000 shares, without par
  value, none issued
Common stock -- authorized 20,000,000
  shares, $.10 par value, issued
  8,044,881 and 7,994,881 shares,
  respectively.......................         804         799
Additional capital...................      41,361      40,677
Accumulated earnings.................     157,739     152,644
Accumulated other comprehensive
  loss -- net........................      (3,489)     (3,277)
Common stock held in treasury, at
  cost (1,980,400 and 1,936,900
  shares, respectively)..............     (28,684)    (27,660)
                                       ----------  ----------
       Total shareholders'
        investment...................     167,731     163,183
                                       ----------  ----------
       Total liabilities and
        shareholders' investment.....  $  224,101  $  228,604
                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                       FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Cash flows from operating activities:
  Net income.........................  $   5,095  $   7,449  $  22,340
    Income on discontinued
     operations......................     (2,286)    (4,378)    (2,680)
    Provision for disposal of
     discontinued operations.........      4,597
    Gain on sale of CogniSeis........     (3,620)
  Adjustments to reconcile income
    from continuing operations to net
    cash provided by (used for)
    continuing operations:
    Depreciation and amortization....      5,132      5,053      5,024
    Deferred income taxes............        259      1,043      4,737
    Gain on issuance of stock by
     subsidiary......................                          (21,166)
  Change in operating assets and
    liabilities, net of impact of
    purchase of business:
    Receivables......................       (187)    (5,795)     1,648
    Unbilled revenue.................      2,969       (309)    (7,343)
    Inventories......................     (3,078)    (3,138)    (1,909)
    Other assets.....................     (1,068)       991     (2,294)
    Accounts payable.................       (166)     1,377      2,518
    Other accrued liabilities and
     billings in excess..............     (3,596)     3,662      2,453
    Taxes on income..................     (1,616)        15      1,127
    Other noncurrent liabilities.....       (141)        83      2,452
                                       ---------  ---------  ---------
      Net cash provided by operating
       activities of continuing
       operations....................      2,294      6,053      6,907
                                       ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures...............     (5,030)    (3,457)    (5,908)
  Investment in grantor trust........       (616)      (516)      (519)
  Purchase of business, net of cash
    acquired.........................                (1,854)
  Proceeds on sale of discontinued
    operations (Note 2)..............      9,556      8,929
  Purchases of investment
    securities.......................       (128)
  Other..............................        151          8         17
                                       ---------  ---------  ---------
      Net cash provided by (used for)
       investing activities..........      3,933      3,110     (6,410)
                                       ---------  ---------  ---------
Cash flows from financing activities
  of continuing operations:
  Net (payments) borrowings under
    line of credit agreements........     (3,766)    10,227     (3,210)
  Proceeds from long-term debt.......        597      1,700        538
  Payments on long-term debt.........     (1,268)      (755)   (17,639)
  Proceeds from issuance of
    subsidiary common stock..........                           40,428
  Proceeds from exercise of stock
    options..........................        689        929      1,275
  Acquisition of treasury stock......     (1,024)      (901)   (15,745)
                                       ---------  ---------  ---------
      Net cash (used for) provided by
       financing activities of
       continuing operations.........     (4,772)    11,200      5,647
                                       ---------  ---------  ---------
Net cash used for discontinued
  operations.........................     (4,576)   (18,091)   (13,729)
                                       ---------  ---------  ---------
Net (decrease) increase in cash and
  cash equivalents...................     (3,121)     2,272     (7,585)
Cash and cash equivalents at
  beginning of year..................      6,538      4,266     11,851
                                       ---------  ---------  ---------
Cash and cash equivalents at end of
  year...............................  $   3,417  $   6,538  $   4,266
                                       =========  =========  =========
Cash flows from operating activities
  include:
  Cash transactions:
    Interest paid....................  $     698  $   1,267  $   1,810
    Income taxes paid, net...........      1,668      3,264      1,595
  Noncash transactions:
    Note receivable on sale of
     discontinued operations.........      3,600
    Investment in joint ventures.....        309        394        309
    Settlement of CogniSeis note
     receivable......................      1,244

  The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED
                                          COMMON STOCK                                       OTHER          TREASURY STOCK
                                        ----------------    ADDITIONAL    ACCUMULATED    COMPREHENSIVE    ------------------
                                        SHARES    AMOUNT     CAPITAL       EARNINGS      INCOME (LOSS)    SHARES     AMOUNT
                                        ------    ------    ----------    -----------    -------------    ------    --------
Balance, December 31, 1995...........   7,860      $786      $ 38,486      $ 122,855        $(1,095)      1,308     $(11,014)
Comprehensive income for 1996
  Net income.........................                                         22,340
  Other comprehensive income, net of
   tax
    Foreign currency translation
     adjustments.....................                                                           184
      Total comprehensive income.....
Issuance of common stock for stock
 options.............................      81         8         1,267
Acquisition of treasury shares.......                                                                       597      (15,745)
                                        ------    ------    ----------    -----------    -------------    ------    --------
Balance, December 31, 1996...........   7,941       794        39,753        145,195           (911)      1,905      (26,759)
Comprehensive income for 1997
  Net income.........................                                          7,449
  Other comprehensive income, net of
   tax
    Foreign currency translation
     adjustments.....................                                                        (2,366)
      Total comprehensive income.....
Issuance of common stock for stock
 options.............................      54         5           768
Acquisition of treasury shares.......                                                                        32         (901)
Tax benefit associated with stock
 options.............................                             156
                                        ------    ------    ----------    -----------    -------------    ------    --------
Balance, December 31, 1997...........   7,995       799        40,677        152,644         (3,277)      1,937      (27,660)
Comprehensive income for 1998
  Net income.........................                                          5,095
  Other comprehensive income, net of
   tax
    Foreign currency translation
     adjustments.....................                                                           439
    Minimum pension liability
     adjustment......................                                                          (651)
      Total comprehensive income.....
Issuance of common stock for stock
 options.............................      50         5           684
Acquisition of treasury shares.......                                                                        43       (1,024)
                                        ------    ------    ----------    -----------    -------------    ------    --------
Balance, December 31, 1998...........   8,045      $804      $ 41,361      $ 157,739        $(3,489)      1,980     $(28,684)
                                        ======    ======    ==========    ===========    =============    ======    ========


                                       SHAREHOLDERS'
                                         INVESTMENT
                                           TOTAL
                                       --------------
Balance, December 31, 1995...........     $150,018
Comprehensive income for 1996
  Net income.........................
  Other comprehensive income, net of
   tax
    Foreign currency translation
     adjustments.....................
      Total comprehensive income.....       22,524
Issuance of common stock for stock
 options.............................        1,275
Acquisition of treasury shares.......      (15,745)
                                       --------------
Balance, December 31, 1996...........      158,072
Comprehensive income for 1997
  Net income.........................
  Other comprehensive income, net of
   tax
    Foreign currency translation
     adjustments.....................
      Total comprehensive income.....        5,083
Issuance of common stock for stock
 options.............................          773
Acquisition of treasury shares.......         (901)
Tax benefit associated with stock
 options.............................          156
                                       --------------
Balance, December 31, 1997...........      163,183
Comprehensive income for 1998
  Net income.........................
  Other comprehensive income, net of
   tax
    Foreign currency translation
     adjustments.....................
    Minimum pension liability
     adjustment......................
      Total comprehensive income.....        4,883
Issuance of common stock for stock
 options.............................          689
Acquisition of treasury shares.......       (1,024)
                                       --------------
Balance, December 31, 1998...........     $167,731
                                       ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

THE BUSINESS

     Tech-Sym Corporation (the "Company" or "Tech-Sym") is a diversified electronics engineering and manufacturing company primarily involved in the design, development and manufacture of products used for communications, defense and weather information. The Company operates in three business segments; communications, defense systems and weather information systems.

     The Company's communications products include microwave components and subsystems, timing and positioning equipment, antennas and electronic defense products. The principal defense systems products include airborne training and instrumentation systems, maritime surveillance radars, shipboard electronics and mechanical systems. The primary products of the Company's weather information systems segment are high performance Doppler radars coupled with sophisticated data processing systems.

     On May 17, 1996, GeoScience Corporation ("GeoScience"), a subsidiary of the Company, completed a sale of its common stock in an initial public offering. The sale generated net proceeds to the Company of $40,428,000 and a gain of $21,166,000. At December 31, 1998, the Company's ownership percentage in GeoScience was 79.12%.

     As discussed in Note 2, the Company adopted a plan, effective June 30, 1998 (the "measurement date"), to sell its broadcast, air monitoring products and real estate investment subsidiaries. Effective December 31, 1998 (the "measurement date"), the Company adopted a plan to sell its majority owned subsidiary, GeoScience. These businesses, including minority interest attributable to GeoScience, are presented as discontinued operations in these financial statements.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Tech-Sym Corporation and its subsidiaries after the elimination of intercompany transactions. Investments in companies and joint ventures over which the Company has significant influence, but not a controlling interest, are recorded using the equity method of accounting.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. It is possible that actual results could differ significantly from those estimates and that significant changes to estimates could occur. The Company's management believes that the estimates used in these financial statements are reasonable.

SHORT-TERM INVESTMENTS AND OTHER CASH EQUIVALENTS

     Short-term investments are carried at market value and have maturities of less than one year. The Company classifies short-term investments with original maturities of three months or less as cash equivalents.

REVENUE RECOGNITION

     The Company recognizes revenue on long-term contracts utilizing the percentage of completion method, measured by comparing total costs incurred to date to estimated total costs for each contract. Estimated losses on contracts are recorded in full when they become apparent. Substantially all unbilled

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) revenue amounts are expected to be billed and collected within one year in accordance with the terms of the related contracts.

     Revenue from the sale of products manufactured in standard manufacturing operations is recognized at the time of shipment unless significant future obligations remain. Where significant future obligations exist, revenue is not recognized until such obligations have been satisfied or are no longer significant.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined principally using the first-in, first-out or weighted average cost method.

DEPRECIATION AND AMORTIZATION

     Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets. Major renewals and betterments are capitalized while minor replacements, maintenance and repairs which do not extend useful lives are expensed. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts and the resultant gain or loss is recognized at that time.

     Intangible assets are amortized using the straight-line method over 5 to 15 years. Amortization expense was $1,224,000, $940,000 and $1,059,000 in 1998,
1997 and 1996, respectively. Intangible assets of $5,229,000 and $4,674,000 at December 31, 1998 and 1997, respectively, are included in other long-term assets and are net of accumulated amortization of $6,238,000 and $4,652,000 at December 31, 1998 and 1997, respectively.

LONG-LIVED ASSETS

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. At December 31, 1996, the Company wrote-off the unamortized goodwill of $3,627,000 associated with the acquisition of Anarad, Inc., in 1994. The Company believes that no material impairment exists at December 31, 1998.

RESEARCH AND DEVELOPMENT

     The Company performs research and development under both company-sponsored programs and contracts with others, primarily the U.S. Government. Costs related to company-sponsored research and development for new products and major product improvements are expensed as incurred.

INCOME TAXES

     The provision for income taxes is computed based on the pretax income included in the consolidated statement of income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

     The Company has not recorded a deferred income tax liability for additional U.S. Federal income taxes that would result from the distribution of earnings of its foreign subsidiaries, if they were actually repatriated. The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FOREIGN CURRENCY TRANSLATION

     The Company's foreign subsidiaries use their local currency as their functional currency. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a separate component of comprehensive income within shareholders' investment.

STOCK-BASED COMPENSATION

     In 1996, the Company adopted Statement of Financial Accounting Standard No. 123 ("FAS 123") ACCOUNTING FOR STOCK-BASED COMPENSATION. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has provided in Note 9 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed in FAS 123 has been applied in measuring compensation expense.

EARNINGS PER SHARE

     The Company has applied Financial Accounting Standard No. 128 ("FAS 128") EARNINGS PER SHARE for each of the years presented. FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding for all periods presented. At December 31, 1998, 1997 and 1996 options to acquire 166,400, 232,700 and 246,000 shares of common stock at weighted average exercise prices of $31.23, $34.46 and $34.47, respectively, were not included in the computations of dilutive EPS because the options' exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130 ("FAS 130") REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income is comprised of net income, minimum pension liability adjustments and foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Accumulated other comprehensive income by component is summarized in the Consolidated Statement of Changes in Shareholders' Investment for all years presented. The tax benefit or expense related to the components of other comprehensive income was not significant.

SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131") DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. FAS 131 supersedes FAS 14 FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information and has been used for all years presented in these statements (Note 13).

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

POSTRETIREMENT BENEFIT PLANS

     During 1998, the Company adopted Financial Accounting Standards No. 132 ("FAS 132") EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. FAS 132 amends Statements of Financial Accounting Standards No. 87, 88 and 106. The Statement revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans (Note 11).

RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 133 is effective for fiscal years beginning after June 15, 1999 and established accounting and reporting standards for derivative instruments. The Company has historically not engaged in significant derivative instrument activity. Adoption of FAS 133 is not expected to have a material effect on the Company's financial position or operational results.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- DISCONTINUED OPERATIONS

     Effective June 30, 1998, the Company adopted a plan to sell its businesses involved in real estate development (Lake Investment Company or "Lake"), manufacture of air monitoring products (Anarad, Inc., or "Anarad") and manufacture of radio and television broadcast equipment (Continental Electronics Corporation or "Continental"), and effective December 31, 1998, the Company adopted a plan to sell its majority owned (79.12%) subsidiary, GeoScience Corporation ("GeoScience"). The effective dates of June 30, 1998 and December 31, 1998 are the respective measurement dates referred to when discussing the results of operations of these businesses elsewhere in this report.

     The presentation of the discontinued operations includes segregation of the operating results and the results of disposition of the businesses in the Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996. The net assets of the discontinued operations are segregated at December 31, 1998 and 1997 in the Consolidated Balance Sheet and in the Consolidated Statement of Cash Flows at December 31, 1998, 1997 and 1996. Accordingly, the revenue, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Income (loss) from discontinued operations, net of applicable income taxes (benefits)", as "Net assets of discontinued operations" and as "Net cash used in discontinued operations" for all periods presented. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

     On November 18, 1998, the Company sold Lake to Consumer Loan Portfolios Inc., for cash of $1,300,000 plus a note receivable of $3,600,000. The Company received $500,000 on the note receivable on February 5, 1999, and is due to receive $800,000 in the first half of 1999. The remaining amount, $2,300,000 is payable in quarterly installments beginning March 31, 1999. A balloon payment for the outstanding balance is payable on December 31, 2002.

     On March 15, 1999, the Company sold substantially all of the assets of Anarad for cash of $550,000 plus 90% of the cash collected after March 15, 1999 on outstanding trade accounts receivable on that date. All remaining uncollected trade accounts receivable after 90 days will be returned to the Company for appropriate action.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company is actively marketing its radio and television broadcast equipment business, Continental. Several potential purchasers have conducted initial due diligence investigations. The loss on disposition of Continental of $3,534,000 in the table below includes operating losses of $9,000,000 from the measurement date to December 31, 1998 (including certain fourth quarter reorganization and restructuring activities of Continental and its subsidiaries) and operating losses of $3,000,000 through the expected disposal date, offset by the estimated proceeds on sale.

     In December 1998, the Boards of Directors of the Company and GeoScience committed to a plan to seek a strategic merger partner for GeoScience. On January 18, 1999, the Company and GeoScience signed an agreement to merge GeoScience with a third party, subject to shareholder and regulatory approval. The Company, GeoScience and the third party have subsequently terminated the proposed merger. The third party has paid GeoScience $3,000,000 in connection with such termination. The Company and GeoScience will continue to pursue opportunities to combine GeoScience's operations with a strategic partner.

     Previously, in June 1997, GeoScience adopted a plan to sell its geoscientific software subsidiary, CogniSeis. CogniSeis has been included in the Company's presentation of discontinued operations in the Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996 and in the Consolidated Balance Sheet at December 31, 1997 and 1996. On October 14, 1997 (the "disposal date"), CogniSeis was sold to Paradigm Geophysical Corporation for cash of $8,929,000, net of certain liabilities assumed pursuant to the terms of the sale agreement, plus a note receivable. During 1998, the uncertainties surrounding certain provisions of the sales agreement were resolved and GeoScience received payment in full of the note receivable, resulting in the recognition of a gain on the sale of $3,620,000, net of taxes and minority interest.

     The results of the discontinued operations through the appropriate measurement dates are summarized as follows, as well as the expected results from disposition (in thousands except per share data):

                                        GEOSCIENCE    CONTINENTAL    ANARAD      LAKE      TOTAL
                                        ----------    -----------    -------    ------    --------
Year ended December 31, 1998
     Revenue.........................    $ 122,933      $17,640      $ 1,761    $  776    $143,110
     Income (loss) before provision
       for income taxes..............        5,068       (2,640)        (277)     (160)     (1,991)
     Income tax expense (benefit)....          111         (871)         (91)      (53)       (904)
     Income (loss) from operations,
       net of income taxes and
       minority interest.............        4,348       (1,769)        (186)     (107)      2,286
     Gain on sale of CogniSeis, net
       of taxes and minority
       interest......................        3,620                                           3,620
     Income (loss) on dispositions,
       net of income taxes...........                    (3,534)      (1,063)               (4,597)
     Net income (loss)...............        7,968       (5,303)      (1,249)     (107)      1,309
     Earnings (loss) per common share
          Basic......................    $    1.32      $  (.88)     $  (.20)   $ (.02)   $    .22
          Diluted....................         1.29         (.86)        (.20)     (.02)        .21

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The total revenue for the period January 1 through December 31, 1998 for Continental and Anarad was $39,991,000 and $2,605,000, respectively. The total revenue for Lake during 1998 through the disposition date, November 18, 1998, was $1,482,000.

                                        GEOSCIENCE    CONTINENTAL    ANARAD      LAKE      TOTAL
                                        ----------    -----------    -------    ------    --------
Year ended December 31, 1997
     Revenue.........................    $  94,451      $54,094      $ 3,151    $1,842    $153,538
     Income (loss) before provision
       for income taxes..............        5,283        4,822         (644)     (489)      8,972
     Income tax expense (benefit)....        1,743        1,432         (191)     (145)      2,839
     Income (loss) from operations,
       net of income taxes and
       minority interest.............        3,021        3,390         (453)     (344)      5,614
     Loss on operation of CogniSeis,
       net of income taxes and
       minority interest.............       (1,236)                                         (1,236)
     Net income (loss)...............        1,785        3,390         (453)     (344)      4,378
     Earnings (loss) per common share
          Basic......................    $     .29      $   .56      $  (.08)   $ (.05)   $    .72
          Diluted....................          .29          .55         (.07)     (.06)        .71

Year ended December 31, 1996
     Revenue.........................    $  90,896      $60,300      $ 3,813    $1,960    $156,969
     Income (loss) before provisions
       for income taxes..............       10,479        4,113       (4,076)     (153)     10,363
     Income tax expense (benefit)....        3,458        1,357         (149)      (50)     (4,616)
     Income (loss) from operations,
       net of income taxes and
       minority interest.............        5,933        2,756       (3,927)     (103)      4,659
     Loss on operation of CogniSeis,
       net of income taxes and
       minority interest.............       (1,979)                                         (1,979)
     Net income (loss)...............        3,954        2,756       (3,927)     (103)      2,680
     Earnings (loss) per common share
          Basic......................    $     .62      $   .43      $  (.61)   $ (.02)        .42
          Diluted....................          .61          .42         (.60)     (.02)        .41

     For financial reporting purposes, the assets and liabilities attributable to discontinued operations have been classified in the consolidated balance sheet as net assets of discontinued operations and consists of the following (in thousands):

                                        GEOSCIENCE    CONTINENTAL    ANARAD     LAKE      TOTAL
                                        ----------    -----------    ------    ------    --------
As of the year ended December 31,
  1998
     Current assets..................    $ 107,199      $38,052      $  750              $146,001
     Total assets....................      152,171       46,211       1,063               199,445
     Current liabilities.............       54,644       29,083         587                84,314
     Total liabilities...............       77,459       34,593         587               112,639
     Net assets of discontinued
       operations....................       74,712       11,618         476                86,806

As of the year ended December 31,
  1997
     Current assets..................    $ 102,586      $45,426      $  778    $  886    $149,676
     Total assets....................      149,821       55,706       1,112     8,181     214,820
     Current liabilities.............       56,045       21,720         260                78,025
     Total liabilities...............       81,557       35,985         260     2,703     120,505
     Net assets of discontinued
       operations....................       68,264       19,721         852     5,478      94,315

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

COMMENTS REGARDING CERTAIN ITEMS OF THE DISCONTINUED GEOSCIENCE OPERATION

     GeoScience receivables include notes receivable on seismic equipment sales in the amount of $8,760,000 and $7,653,000 at December 31, 1998 and 1997,
respectively, generally secured by equipment sold. A significant amount, approximately 23%, of GeoScience's trade and notes receivable are with foreign oil and gas exploration companies located in Russia and in China.

     At December 31, 1998 and 1997, GeoScience gross inventories included $13,591,000 and $12,026,000, respectively, of electronic components related to the land seismic data acquisition system product line, PolySeis ATS. GeoScience, together with members of a consortium, first developed this product line in late 1995. Modifications to enhance the product's reliability and market acceptance were made during 1998 and 1997. GeoScience has recently experienced sales to third parties and limited leasing activity, but believes that certain risks of market acceptance exist. GeoScience continues to actively issue quotations to prospective customers and expects to continue its PolySeis marketing and sales activities. In January 1999, GeoScience shipped $1,100,000 of PolySeis inventory to a Chinese customer. GeoScience expects to generate additional revenue from the sale of the product in the latter half of 1999, but the timing of such transactions may be substantially delayed and such expected transactions may not materialize at all. GeoScience recognized leasing revenues related to the PolySeis product of approximately $800,000 for each of the years ended December 31, 1998 and 1997.

     As a result of the limited market acceptance of the product to date and the competitive factors it currently faces, GeoScience determined that a writedown to reduce the carrying value of the PolySeis inventory to an estimate of its net realizable value was appropriate at December 31, 1998. A charge of $6,000,000 to cost of goods sold was recognized in GeoScience's income statement for the year ended December 31, 1998 to recognize the effect of certain inventory for which no revenue is expected to be generated, certain expected promotional activities, the slower than expected market maturation and the obsolescence of certain components due to modifications in configurations and design.

NOTE 3 -- RECEIVABLES AND UNBILLED REVENUE

     Receivables and unbilled revenue are summarized as follows (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Current receivables
     Commercial, less allowance for
       doubtful accounts of $339 and
       $167..........................  $  15,630  $  14,524
     U.S. Government.................      8,144      9,184
     Other receivables...............      1,497
                                       ---------  ---------
                                       $  25,271  $  23,708
                                       =========  =========
Unbilled revenues
     Commercial......................  $   9,218  $  11,652
     U.S. Government.................     30,097     30,632
                                       ---------  ---------
                                       $  39,315  $  42,284
                                       =========  =========
Long-term receivables
     Commercial......................  $   2,224
                                       =========

     Government receivables and unbilled revenue include amounts from prime contractors with the U.S. Government where the Company is the subcontractor. Current receivables at December 31, 1998 include trade accounts and the current portion of long-term notes receivable of $1,394,000.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Unbilled revenues represents revenue recognized on contracts for which billings had not been presented to the customers because the amounts were not contractually billable at the balance sheet date. Substantially all unbilled amounts receivable will be billed and collected within one year in accordance with the terms of the related contracts.

NOTE 4 -- INVENTORIES

     Inventories, which consist principally of electronic components, are summarized as follows (in thousands):

                                           DECEMBER 31,
                                       ---------------------
                                          1998       1997
                                       ----------  ---------
Raw materials........................  $   16,686  $  16,424
Work in process......................       7,514      4,402
Finished goods.......................       2,430      2,810
                                       ----------  ---------
                                           26,630     23,636
Less reserve.........................      (1,877)    (1,961)
                                       ----------  ---------
                                       $   24,753  $  21,675
                                       ==========  =========

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are summarized as follows (dollars in thousands):

                                                         DECEMBER 31,
                                        ESTIMATED   ----------------------
                                          LIVES        1998        1997
                                        ----------  ----------  ----------
At cost:
     Land, buildings and
       improvements..................    10 - 35    $   18,514  $   18,035
     Machinery and equipment.........     3 - 12        52,041      48,424
                                                    ----------  ----------
                                                        70,555      66,459
Less accumulated depreciation........                  (51,738)    (48,622)
                                                    ----------  ----------
                                                    $   18,817  $   17,837
                                                    ==========  ==========

NOTE 6 -- NOTES PAYABLE

     At December 31, 1998, the Company had short-term line of credit facilities aggregating approximately $45,293,000. Borrowings under these lines may be made in such amounts and at such maturities and interest rates as are offered by the banks and accepted by the Company at the time of each borrowing. The lines of credit contain certain restrictive covenants including limitations on asset sales, limitations on indebtedness, limitations on payments for dividends and acquisition of treasury shares, limitations on investments and certain financial covenants and ratios. At December 31, 1998 and 1997, borrowings under these lines totaled $13,911,000 and $17,677,000, respectively. Weighted average interest rates on such borrowings outstanding at December 31, 1998 and 1997 were 7.22% and 8.25%, respectively.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- LONG-TERM DEBT

     The components of long-term debt are summarized as follows (dollars in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Real estate mortgage notes, due in
  monthly installments with interest
  at 7.44% to 9.06%, maturity at
  various dates through 2003.........  $   3,458  $   4,052
Notes secured by equipment, due in
  monthly installments with interest
  at 13.0%, maturity at various dates
  through 1999.......................         55        123
                                       ---------  ---------
                                           3,513      4,175
Less current maturities..............     (1,178)      (902)
                                       ---------  ---------
                                       $   2,335  $   3,273
                                       =========  =========

     Future maturities of long-term debt are $1,178,000 in 1999, $834,000 in 2000, $551,000 in 2001, $419,000 in 2002, $291,000 in 2003 and $240,000
thereafter.

     At December 31, 1998, $4,246,000 of land, buildings and improvements were pledged as collateral to secure various long-term debt obligations.

NOTE 8 -- INCOME TAXES

     The components of income (loss) before income taxes are summarized as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Continuing operations
     Domestic........................  $   4,877  $   2,982  $  28,805
     Foreign.........................        770      1,152        470
                                       ---------  ---------  ---------
          Total continuing
             operations..............      5,647      4,134     29,275
                                       ---------  ---------  ---------
Discontinued operations
     Domestic........................     11,982      2,381      5,193
     Foreign.........................     (3,879)     4,289      1,818
                                       ---------  ---------  ---------
          Total discontinued
             operations..............      8,103      6,670      7,011
                                       ---------  ---------  ---------
               Total income before
                  income taxes.......  $  13,750  $  10,804  $  36,286
                                       =========  =========  =========

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for income taxes consists of the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Continuing operations
  Current tax expense
     U.S. Federal....................  $   1,123  $    (341) $   3,269
     State...........................        250        330        296
     Foreign.........................        229         31        278
                                       ---------  ---------  ---------
          Total current continuing
             operations..............      1,602         20      3,843
  Deferred tax expense
     U.S. Federal....................        134        269      5,831
     Foreign.........................        125        774     (1,094)
                                       ---------  ---------  ---------
          Total deferred continuing
             operations..............        259      1,043      4,737
                                       ---------  ---------  ---------
             Total continuing
               operations............      1,861      1,063      8,580
                                       ---------  ---------  ---------
Discontinued operations..............      4,582      2,125      3,577
                                       ---------  ---------  ---------
          Total provision............  $   6,443  $   3,188  $  12,157
                                       =========  =========  =========

     The overall income tax expense for 1998, 1997 and 1996 resulted in effective tax rates of 46.9%, 29.5% and 33.5%, respectively. The primary reason for the 1998 increase in the effective tax rate, is the valuation allowance required for the net operating loss on discontinued foreign operations. The income tax expense for 1998, 1997 and 1996 related to continuing operations resulted in effective tax rates of 33%, 25.7% and 29.3%, respectively. The reasons for the difference between this effective tax rate and the U.S. statutory rate of 35% are as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Continuing Operations
     Federal taxes on income at
       statutory rates...............  $   1,976  $   1,447  $  10,246
     State income taxes, net.........        162        214        193
     Foreign Tax (rate
       differential).................         87
     Foreign Sales Corporation
       ("FSC") benefit.............         (468)      (602)      (591)
     Research and experimentation tax
       credit........................                  (100)
     Nondeductible intangible
       amortization..................        204        169        262
     Other, net......................       (100)       (65)    (1,530)
                                       ---------  ---------  ---------
       Total continuing operations...      1,861      1,063      8,580
                                       ---------  ---------  ---------
Discontinued Operations
     Federal taxes on income at
       statutory rates...............      2,836      2,334      2,190
     State income taxes, net.........         91         24         67
     Foreign Tax (rate
       differential).................        197
     Change in valuation allowance...      2,475
     Foreign Sales Corporation
       benefit.......................     (1,067)      (273)      (355)
     Research and experimentation tax
       credit........................                  (114)
     Nondeductible intangible
       amortization..................        104         26      1,565
     Other, net......................        (54)       128        110
                                       ---------  ---------  ---------
       Total discontinued
          operations.................      4,582      2,125      3,577
                                       ---------  ---------  ---------
          Total provision............  $   6,443  $   3,188  $  12,157
                                       =========  =========  =========

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax liabilities (assets) of continuing operations at December 31, 1998 and 1997 are comprised of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Deferred tax liabilities
     Depreciation....................  $     154  $     (62)
     Installment sales...............       (864)      (765)
     Equity in earnings of
       affiliate.....................      1,386      1,276
     Basis difference in affiliate
       stock.........................      7,632      7,632
     Other...........................      1,144        449
                                       ---------  ---------
       Deferred tax liabilities......      9,452      8,530
                                       ---------  ---------
Deferred tax assets
     Deferred compensation...........     (2,639)    (2,263)
     Compensatory absences
       accruals......................       (659)      (646)
     Inventory accounting and
       valuation allowance...........     (1,107)      (764)
     Product warranty and related
       accruals......................       (178)      (181)
     Contract percent of
       completion....................       (281)      (201)
     Other...........................        167         21
                                       ---------  ---------
       Deferred tax assets...........     (4,697)    (4,034)
                                       ---------  ---------
             Total deferred tax
               liability.............  $   4,755  $   4,496
                                       =========  =========

NOTE 9 -- STOCK OPTION PLANS

     The Company's 1990 Stock Option Plan (the "1990 Plan") covers 1,158,000 shares of common stock and provided for the granting of stock options and stock appreciation rights ("SARs") to key employees of the Company and to the members of the Board of Directors who are not employees of the Company ("Nonemployee Directors"). Each option granted under the Plan had an exercise price of 100% of the fair market value on the date of grant and had a term of ten years. The options granted to key employees are exercisable 20% after one year, with an additional 20% exercisable each six months thereafter. Options granted to Nonemployee Directors are exercisable in full after one year. Shares granted and subsequently canceled are available for future grants. Upon the adoption of the 1998 Equity Incentive Plan (the "1998 Plan") by the shareholders on April 28, 1998, no further options were available for grant under the 1990 Plan.

     SARs were granted in tandem with each stock option granted under the 1990 Plan. Any SARs granted under the 1990 Plan cannot be exercised without the consent of the Compensation Committee of the Board of Directors except in certain defined instances involving a change in control of the Company. Since any exercises of SARs are expected to be allowed by the Committee only in extenuating circumstances and in substitution for the holder's rights under the related stock options, any liability for benefits derived therefrom will be recognized only at the time the Committee gives its approval to such exercises. No SARs have been exercised to date.

     Effective October 15, 1998, approximately 278,700 employee stock options previously granted were amended, with the consent of each optionee, to provide for a revised exercise price of $21.25, the closing market price for the Company's stock on such date. The vesting period for the amended stock options was extended one year from the original vesting schedule, however none of the repriced stock options are exercisable before October 16, 1999.

     The 1998 Plan covers 750,000 shares of common stock and provides for the granting of stock options to key employees of the Company and to Nonemployee Directors. Each option has an exercise price of

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

100% of the fair market value on the date of grant and has a term of ten years. The options granted to key employees are exercisable 25% after one year, with an additional 25% exercisable each year thereafter. Options granted to Nonemployee Directors are exercisable on date of grant. Shares granted and subsequently canceled are available for future grants. At December 31, 1998, 600,000 options were available for grant under the 1998 Plan.

     Changes in outstanding options under the Company's stock option plans during 1998, 1997 and 1996 were as follows:

                                                     WEIGHTED
                                                     AVERAGE
                                                     EXERCISE
                                        SHARES        PRICE
                                       ---------     --------
Outstanding, December 31, 1995.......    463,800     $  15.20
     Options granted.................    237,000        34.64
     Options canceled................     (2,000)       27.89
     Options exercised...............    (68,780)       15.27
                                       ---------
Outstanding, December 31, 1996.......    630,020        22.47
     Options granted.................     82,500        28.00
     Options canceled................    (16,300)       32.00
     Options exercised...............    (38,650)       15.79
                                       ---------
Outstanding, December 31, 1997.......    657,570        23.32
     Options granted.................    150,000        28.88
     Options canceled................     (6,800)       29.79
     Options exercised...............    (50,000)       13.79
                                       ---------
Outstanding, December 31, 1998.......    750,770        20.61
                                       =========

Exercisable options
     December 31, 1996...............    376,096     $  14.89
     December 31, 1997...............    446,650        19.18
     December 31, 1998...............    342,070        16.83

     The following table summarizes significant ranges of the Company's outstanding and exercisable options at December 31, 1998:

                                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                        --------------------------------------------        -----------------------
                                                         WEIGHTED           WEIGHTED                       WEIGHTED
                                                          AVERAGE           AVERAGE                        AVERAGE
              RANGE OF                                   REMAINING          EXERCISE                       EXERCISE
           EXERCISE PRICES              SHARES         LIFE IN YEARS         PRICE          SHARES          PRICE
-------------------------------------   -------        -------------        --------        -------        --------
$ 8.00 - 12.00.......................    62,150             1.60             $ 8.06          62,150        $   8.06
 12.01 - 18.00.......................   187,050             4.27              15.35         187,050           15.35
 18.01 - 27.00.......................   362,570             7.60              21.40          53,870           22.28
 27.01 - 34.63.......................   139,000             8.98              31.24          39,000           30.42
                                        -------                                             -------
  8.00 - 34.63.......................   750,770             6.53              20.61         342,070           16.83
                                        =======                                             =======

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value of the options at date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

                                         1998          1997           1996
                                        -------      ---------      ---------
Expected life........................   8 years      5.4 years      6.3 years
Interest rate........................     5.17%          6.38%          6.18%
Volatility...........................       29%            24%            29%
Dividend yield.......................        0%             0%             0%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma net income and earnings per share was as follows (in thousands except per share data):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Income from continuing operations
  after tax, as reported.............  $   3,786  $   3,071  $  20,695
Income from continuing operations
  after tax, proforma................      2,179      2,242     20,234
Income from discontinued operations
  after tax, as reported.............      1,309      4,378      2,680
Income from discontinued operations
  after tax, proforma................        653      3,896      2,331
Net income, as reported..............      5,095      7,449     22,340
Net income, proforma.................      2,832      6,138     21,530
Earnings per common share
     Continuing operations, as
       reported
          Basic......................        .63        .51       3.26
          Diluted....................        .61        .50       3.19
     Continuing operations, proforma
          Basic......................        .36        .37       3.19
          Diluted....................        .35        .36       3.11
     Discontinued operations, as
       reported
          Basic......................        .22        .72        .42
          Diluted....................        .21        .71        .41
     Discontinued operations,
       proforma
          Basic......................        .11        .65        .37
          Diluted....................        .11        .63        .36
     Net income, as reported
          Basic......................        .84       1.23       3.52
          Diluted....................        .83       1.21       3.44
     Net income, proforma
          Basic......................        .47       1.02       3.39
          Diluted....................        .46       1.00       3.31
Weighted average fair value of
  options granted during the year....  $   13.49  $   10.33  $   14.09

     Pro forma income from discontinued operations after tax, includes compensation expense related to the Company's majority owned subsidiary, GeoScience, of $656,000, $482,000 and $349,000 for the years 1998, 1997 and
1996, respectively.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE 10 -- SHAREHOLDERS' INVESTMENT

STOCK REPURCHASES

     The Company's Board of Directors has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. The shares are held by the Company and accounted for using the treasury stock method. The Company is currently authorized to repurchase up to 77,800 additional shares.

NOTE 11 -- BENEFIT PLANS

     The Company maintains a defined contribution retirement plan covering substantially all domestic employees. The annual Company contribution and administrative costs of the plan were $1,328,000 for 1998, $1,314,000 for 1997 and $1,254,000 for 1996. The Company's policy is to fund these retirement costs currently.

     The Company has executive retirement agreements with certain executive officers of the Company and a nonemployee directors' retirement plan (the "Plan") for those directors that have never been employees of the Company. The executive retirement agreements generally provide for the payment of specified amounts in the event of retirement at or after age 62, total and permanent disability, death or termination of employment by the Company without cause. The nonemployee directors' agreements generally provide for the payment of specified amounts upon retirement on or after age 65 or upon termination of service due to disability or death. Separately, the Company has segregated certain assets in a grantor trust to meet these obligations, but those assets are available to creditors of the Company in the event of its bankruptcy or insolvency. Such assets, therefore, have not been reflected as assets of the Plan. These assets aggregating $7,317,000 and $6,445,000 at December 31, 1998 and 1997,
respectively, are included in other assets.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The costs for the executive retirement agreements and the nonemployee directors' retirement plan in 1998, 1997 and 1996 were $988,000, $750,000 and $813,000, respectively. The status of the retirement plans at December 31, was as follows (in thousands):

                                         1998       1997
                                       ---------  ---------
Change in benefit obligation
     Benefit obligation at beginning
      of year........................  $   6,778  $   6,483
     Service cost....................        177        146
     Interest cost...................        506        466
     Special termination benefits....        270
     Benefits paid...................       (312)      (107)
     Plan amendment..................        251
     Actuarial loss (gain)...........        211       (210)
                                       ---------  ---------
     Benefit obligation at end of
      year...........................  $   7,881  $   6,778
                                       =========  =========
Change in plan assets
     Fair value of plan assets at
      beginning of year..............  $      --  $      --
     Employer contributions..........        312        107
     Benefits paid...................       (312)      (107)
                                       ---------  ---------
     Fair value of plan assets at end
      of year........................  $      --  $      --
                                       =========  =========
Reconciliation of funded status
     Funded status...................  $  (7,881) $  (6,778)
     Unrecognized actuarial loss.....        521        311
     Unamortized transition (asset)
      or obligation..................        245        325
     Unamortized prior service
      cost...........................        221         27
                                       ---------  ---------
     Net amount recognized...........  $  (6,894) $  (6,115)
                                       =========  =========
Amounts recognized in the statement
  of financial position consist of
     Accrued benefit liability.......  $  (7,469) $  (6,577)
     Intangible asset................        466        462
     Accumulated other comprehensive
      income.........................        109
                                       ---------  ---------
     Net amount recognized...........  $  (6,894) $  (6,115)
                                       =========  =========
Weighted average assumptions as of
  December 31,
     Discount rate...................        7.0%       7.5%
     Rate of compensation increase...        5.0%       5.0%

Components of net periodic benefit
  cost
     Service cost....................  $     177  $     146
     Interest cost...................        506        466
     Amortization of prior service
      cost...........................         57         60
     Amortization of transitional
      (asset) or obligation..........         80         80
     Recognized actuarial (gain) or
      loss...........................                   (14)
                                       ---------  ---------
     Net periodic benefit cost.......  $     820  $     738
                                       =========  =========

     The projected benefit obligation was developed assuming a beginning discount rate of 7% in 1998 and 7.5% in 1997 and 1996 and an annual rate of increase in compensation levels of 5% in 1998, 1997 and

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1996. The accrued benefits liability of $7,469,000 and $6,577,000 at December 31, 1998 and 1997, respectively, is classified as other liabilities on the Consolidated Balance Sheet.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, short-term investments, receivables, unbilled revenue and long-term receivables. The Company places its cash, cash equivalents and marketable securities investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. A portion of the Company's receivables and unbilled revenue are concentrated with various agencies of the U.S. Government. Concentrations of credit risk with respect to the receivables, unbilled revenues and long-term receivables from customers other than the U.S. Government are generally limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas.

FINANCIAL INSTRUMENTS

     The Company enters into various types of financial instruments in the normal course of business. The Company does not hold or issue financial instruments for trading purposes.

     The carrying value of the Company's financial instruments approximated fair value at December 31, 1998 and 1997. Cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to their short maturities while the fair value of long-term receivables and debt is estimated based on competitive interest rates.

LETTERS OF CREDIT

     The Company has outstanding irrevocable letters of credit in the amount of $3,781,000 as of December 31, 1998. These letters, which have terms from one month to three years, are primarily maintained as security for performance and for advances received on long-term contracts. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

LEASE COMMITMENTS

     The Company leases manufacturing and other facilities and equipment under certain long-term agreements which expire at various dates through 2003. Total rentals charged to operations under such operating leases for 1998, 1997 and 1996 were $805,000, $723,000 and $702,000, respectively.

     Future minimum rental commitments under all noncancelable operating leases in effect at December 31, 1998 totaled $1,788,000 and are payable as follows:
$972,000 in 1999; $571,000 in 2000; $224,000 in 2001; $12,000 in 2002 and $9,000
in 2003.

LITIGATION

     In the ordinary course of business, the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER COMMITMENTS AND CONTINGENCIES

     The Company has no commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

NOTE 13 -- SEGMENT INFORMATION

     In 1998, the Company adopted FAS 131. The Company manages its businesses primarily on a product basis. The Company's reportable segments are communications, defense systems and weather information systems. The reportable segments provide products as described in Note 1. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1.

     The Company evaluates the performance of its segments and allocates resources to them based on revenue and income from continuing operations; however, there is a charge to allocate corporate headquarter's cost to each of its operating segments. The prior year's segment information has been restated to present the Company's reportable segments.

     The table below presents information about revenue from unaffiliated customers, income from continuing operations before tax and segment assets as of and for the year ended December 31, 1998:

                                                                     WEATHER
                                         COMMUNI-      DEFENSE     INFORMATION    RECONCILING
                                          CATIONS      SYSTEMS       SYSTEMS         ITEMS        TOTAL
                                        -----------    --------    -----------    -----------   ----------
Revenue from unaffiliated
  customers..........................     $67,906      $ 56,520      $16,053        $           $  140,479
Interest expense.....................         598             9                         698 (1)      1,305
Depreciation and amortization
  expense............................       2,931         1,324          270            607 (2)      5,132
Income from continuing operations
  before income taxes................      (2,027)        4,277        4,244           (847)(3)      5,647
Total assets.........................      57,896        46,668       14,252        105,285 (4)    224,101

RECONCILING ITEMS FOR 1998

(1) Corporate interest expense.

(2) Corporate depreciation and amortization.

(3) Corporate interest expense and other, net.

(4) Assets held for sale of $86,806 and corporate assets of $18,479.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The table below presents information about revenue from unaffiliated customers, income from continuing operations before tax and segment assets as of and for the year ended December 31, 1997:

                                                                    WEATHER
                                        COMMUNI-     DEFENSE      INFORMATION     RECONCILING
                                        CATIONS      SYSTEMS        SYSTEMS          ITEMS         TOTAL
                                        --------     --------     -----------     -----------     --------
Revenue from unaffiliated
  customers..........................   $66,760      $ 58,408       $15,394        $              $140,562
Interest expense.....................       630            15                            784 (1)     1,429
Depreciation and amortization
  expense............................     2,772         1,495           253              533 (2)     5,053
Income from continuing operations
  before income taxes................      (919)        5,151         3,162           (3,260)(3)     4,134
Total assets.........................    54,433        54,332        16,409          103,430 (4)   228,604

RECONCILING ITEMS FOR 1997

(1) Corporate interest expense.

(2) Corporate depreciation and amortization.

(3) Corporate interest expense and other, net.

(4) Assets held for sale of $94,315 and corporate assets of $9,115.

     The table below presents information about revenue from unaffiliated customers, income from continuing operations before tax and segment assets as of and for the year ended December 31, 1996:

                                                                 WEATHER
                                       COMMUNI-    DEFENSE     INFORMATION    RECONCILING
                                       CATIONS     SYSTEMS       SYSTEMS         ITEMS          TOTAL
                                       --------    --------    -----------    -----------      --------
Revenue from unaffiliated
  customers..........................  $59,305     $ 71,041      $11,737        $              $142,083
Interest expense.....................      474                                    1,326(1)        1,800
Depreciation and amortization
  expense............................    2,651        1,884          239            250(2)        5,024
Income from continuing operations
  before income taxes................    1,967        6,083        1,805         19,420(3)       29,275
Total assets.........................   50,181       57,197       11,430         87,596(4)      206,404

RECONCILING ITEMS FOR 1996

(1) Corporate interest expense.

(2) Corporate depreciation and amortization.

(3) Corporate interest expense and other, net. Includes gain on issuance of subsidiary stock of $21,166.

(4) Assets held for sale of $82,664 and corporate assets of $4,932.

     Included in the interest and other income caption of the Consolidated Statement of Income is the Company's equity in the net income of joint venture investments. The net income of such investments totaled $534,000, $648,000 and $780,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Investments in the joint ventures are classified within the other long-term assets caption of the balance sheet.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Revenue related to continuing operations in the United States and foreign countries for the years ended December 31, 1998, 1997 and 1996 are presented below. Long-lived assets related to continuing operations in the United States and foreign countries as of the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1998        1997        1996
                                       ----------  ----------  ----------
Revenue from unaffiliated Customers
     United States...................  $   96,596  $  105,927  $  111,213
     Foreign.........................      43,883      34,635      30,870
                                       ----------  ----------  ----------
          Total......................  $  140,479  $  140,562  $  142,083
                                       ==========  ==========  ==========
Long-lived assets at end of year
     United States...................  $   20,652  $   20,802  $   19,892
     Scotland........................       3,391       3,189       3,275
                                       ----------  ----------  ----------
          Total......................  $   24,043  $   23,991  $   23,167
                                       ==========  ==========  ==========

     Sales under contracts and subcontracts where the U.S. Government is the ultimate customer accounted for approximately 53%, 57% and 62% of the Company's sales in 1998, 1997 and 1996, respectively.

NOTE 14 -- OTHER FINANCIAL INFORMATION

     Other accrued liabilities are comprised of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Commissions payable..................  $     774  $   1,691
Employee related payables............      4,071      3,674
Accrued product warranty and related
  services...........................        365        416
Other................................      2,451      4,078
                                       ---------  ---------
                                       $   7,661  $   9,859
                                       =========  =========

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of unaudited quarterly financial data for the years 1998 and 1997 (in thousands except per share amounts):

                                                            QUARTERS ENDED
                                        ------------------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                        ---------    --------    -------------    ------------
1998:
     Revenue.........................    $33,293     $ 32,607       $35,038         $ 39,541
     Gross margin....................      9,327       10,020         9,296           11,230
     Income from continuing
       operations....................      1,127          836           971              852
     Income (loss) from discontinued
       operations....................      2,125        3,389         1,957           (6,162)
     Net income (loss)...............      3,252        4,225         2,928           (5,310)
     Earnings (loss) per common share
       Continuing operations
          Basic......................    $   .19     $    .14       $   .16         $    .14
          Diluted....................        .18          .13           .16              .14
       Discontinued operations
          Basic......................        .35          .56           .32            (1.02)
          Diluted....................        .35          .55           .32            (1.00)
       Net income
          Basic......................        .54          .70           .48             (.88)
          Diluted....................        .53          .68           .48             (.87)
1997:
     Revenue.........................    $34,086     $ 33,503       $36,883         $ 36,090
     Gross margin....................      8,884        8,194         9,507           11,291
     Income from continuing
       operations....................        873          543           641            1,013
     Income from discontinued
       operations....................        673          900            88            2,718
     Net income......................      1,546        1,443           729            3,731
     Earnings per common share
       Continuing operations
          Basic......................    $   .15     $    .09       $   .11         $    .17
          Diluted....................        .14          .09           .11              .17
       Discontinued operations
          Basic......................        .11          .15           .01              .45
          Diluted....................        .11          .14           .01              .44
       Net income....................
          Basic......................        .26          .24           .12              .62
          Diluted....................        .25          .23           .12              .61

     Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

                              TECH-SYM CORPORATION
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

================================================================================

                                                          CHARGED                                   CHARGED
                                            BALANCE     TO COSTS AND                  BALANCE     TO COSTS AND
           RESERVES DEDUCTED                 AT END       EXPENSES      DEDUCTIONS     AT END       EXPENSES      DEDUCTIONS
              FROM ASSETS                   OF 1995         1996           1996       OF 1996         1997           1997
----------------------------------------    --------    ------------    ----------    --------    ------------    ----------
Inventory...............................     $2,045        $1,109         $1,612       $1,542         $419           $
Current receivables.....................        380           134            248          266          214            313

                                                        CHARGED
                                          BALANCE     TO COSTS AND                  BALANCE
           RESERVES DEDUCTED               AT END       EXPENSES      DEDUCTIONS     AT END
              FROM ASSETS                 OF 1997         1998           1998       OF 1998
----------------------------------------  --------    ------------    ----------    --------
Inventory...............................   $1,961         $533           $617        $1,877
Current receivables.....................      167          268             96           339

     The exhibits indicated by an asterisk (*) are incorporated by reference to a prior filing as indicated in parentheses.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
        *3(a)        --   Articles of Incorporation of Registrant, as amended [Registrant's 10-K (1989), SEC File
                          No. 1-4371, Exhibit 3(a)].
        *3(b)        --   By-Laws of Registrant, as amended [Registrant's 10-Q (filed 8/13/98), SEC File No. 1-4371,
                          Exhibit 3(b)].
       *10(a)+      --    1990 Stock Option Plan, as amended effective April 29, 1997. [Registrant's 10-K (1997),
                          SEC File No. 1-4371, Exhibit 10(a)].
       *10(b)+      --    1998 Equity Incentive Plan, as amended [Registrant's 10-Q (filed 8/13/98), SEC File No.
                          1-4371, Exhibit 10(a)].
       *10(c)+      --    Written description of incentive bonus compensation plan effective January 1, 1997
                          [Registrant's 10-K (1997), SEC File No. 1-4371, Exhibit 10(b)].
       *10(d)+      --    Termination Agreement dated as of May 1, 1998, between the Registrant and J. Michael Camp
                          [Registrant's 10-Q (filed 8/13/98), SEC File No. 1-4371, Exhibit 10(b)].
       *10(e)+      --    Termination Agreement dated May 1, 1991, between the Registrant and Ray F. Thompson
                          [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(r)].
       *10(f)+      --    Termination Agreement dated May 1, 1991, between the Registrant and Richard F. Miles
                          [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(s)].
       *10(g)+      --    First Amendment to Termination Agreement, dated April 26, 1994, between the Registrant and
                          Richard F. Miles [Registration No. 33-56533, Exhibit 10(s)].
       *10(h)+      --    Termination Agreement dated May 1, 1991, between the Registrant and J. Rankin Tippins
                          [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(t)].
       *10(i)+       --   Termination Agreement dated August 15, 1996, between the Registrant and Paul L. Harp
                          [Registrant's 10-K (1996), SEC File No. 1-4371, Exhibit 10(p)].
       *10(j)         --  Trust Agreement dated June 11, 1991 between the Registrant and Texas Commerce Bank
                          National Association [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(w)].
       *10(k)        --   First Amendment dated June 1, 1992, to Trust Agreement dated June 11, 1991, between the
                          Registrant and Texas Commerce Bank National Association [Registrant's 10-K (1992), SEC
                          File No. 1-4371, Exhibit 10(x)].
       *10(l)+       --   Nonemployee Director Retirement Plan of the Registrant effective January 1, 1992
                          [Registrant's 10-K (1991), SEC File No. 1-4371, Exhibit 10(x)].
       *10(m)+     --     Executive Retirement Agreement, as amended and restated, dated April 30, 1998, between the
                          Registrant and Wendell W. Gamel [Registrant's 10-Q (filed 8/13/98), SEC File No. 1-4371,
                          Exhibit 10(c)].
       *10(n)+      --    Executive Retirement Agreement, as amended and restated, dated April 30, 1998, between the
                          Registrant and Coy J. Scribner [Registrant's 10-Q (filed 8/13/98), SEC File No. 1-4371,
                          Exhibit 10(d)].
       *10(o)+      --    Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between the
                          Registrant and Ray F. Thompson [Registrant's 10-K (1996), SEC File No. 1-4371, Exhibit
                          10(v)].
       *10(p)+            Executive Retirement Agreement, as amended and restated, dated April 30, 1992, between
                          Registrant and J. Rankin Tippins [Registrant's 10-K (1996), SEC File No. 1-4371, Exhibit
                          10(x)].
       *10(q)+      --    Executive Retirement Agreement dated April 26, 1994, between the Registrant and Richard F.
                          Miles [Registration No. 33-56533, Exhibit 10(ee)].

        EXHIBIT
         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
       *10(r)+      --    Executive Retirement Agreement dated January 1, 1998, between the Registrant and Paul L.
                          Harp [Registrant's 10-K (1997), SEC File No. 1-4371, Exhibit 10(r)].
        21           --   Subsidiaries of the Registrant.
        22           --   Power of Attorney.
        23           --   Consent of independent accountants.
        27           --   Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

------------

* Incorporated by reference to prior filing, as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.