Form 10-Q
period 1999-03-31
TECH SYM CORP
filed 1999-05-13
CIK 96669

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                          Commission File Number 1-4371

                              Tech-Sym Corporation
            (Exact name of Registrant as specified in its charter)

                 Nevada                                   74-1509818
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

10500 Westoffice Drive, Suite 200, Houston, Texas            77042
-------------------------------------------------     -------------------
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

Yes [X]  No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                              Outstanding at April 30, 1999
----------------------------                  -----------------------------
Common Stock, $.10 par value                             6,068,631

FORM 10-Q

                             TECH-SYM CORPORATION

                              TABLE OF CONTENTS



                                                                        PAGE NO.
Part I.  Financial Information:

   Item 1.  Financial Statements

        Consolidated Balance Sheet March 31, 1999 (unaudited)
           and December 31, 1998 ......................................    1
        Consolidated Statement of Income for the quarter
           ended March 31, 1999 and 1998, (unaudited) .................    2
        Consolidated Statement of Cash Flows for the quarter ended
            March 31, 1999 and 1998, (unaudited) ......................    3
        Consolidated Statement of Changes in Shareholders'
            Investment for the quarter ended March 31, 1999 and
            1998, (unaudited) .........................................    4
        Notes to Consolidated Financial Statements ....................   5-8

   Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................   9-10

Part II.  Other information:

   Item 6.  Exhibits and Reports on Form 8-K ..........................    11

Signatures ............................................................    11

Part I. Financial Information
  Item 1.  Financial Statements

                               TECH-SYM CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                        MARCH 31,   DECEMBER 31,
                                                          1999          1998
                                                        ---------   ------------
                                                       (unaudited)
ASSETS
Current assets
    Cash and cash equivalents ........................   $   6,834    $   3,417
    Short-term investments ...........................         365          228
    Receivables, net .................................      27,353       25,271
    Unbilled revenue .................................      38,389       39,315
    Inventories, net .................................      23,765       24,753
    Net assets of discontinued operations (Note 2) ...      82,745       86,806
    Other ............................................       7,478        6,235
                                                         ---------    ---------
         Total current assets ........................     186,929      186,025
Property, plant and equipment, net ...................      19,302       18,817
Long-term receivables, net ...........................       2,224        2,224
Other assets .........................................      20,008       17,035
                                                         ---------    ---------
         Total assets ................................   $ 228,463    $ 224,101
                                                         =========    =========
LIABILITIES
Current liabilities
    Notes payable ....................................   $  14,908    $  13,911
    Current maturities of long-term debt .............       1,010        1,178
    Accounts payable .................................       7,301        8,152
    Billings in excess of cost and estimated
      earnings on uncompleted contracts ..............       7,799        5,163
    Taxes on income ..................................                      508
    Other accrued liabilities ........................       9,565        7,661
                                                         ---------    ---------
         Total current liabilities ...................      40,583       36,573
Long-term debt .......................................       2,113        2,335
Other liabilities and deferred credits ...............      17,637       17,462
                                                         ---------    ---------
         Total liabilities ...........................      60,333       56,370

SHAREHOLDERS' INVESTMENT
Preferred stock-authorized 2,000,000 shares,
  without par value; none issued
  Common stock-authorized 20,000,000 shares,
  $.10 par value; issued 8,053,331 and
  8,044,881, respectively ............................         805          804
Additional capital ...................................      41,496       41,361
Accumulated earnings .................................     158,770      157,739
Accumulated other comprehensive loss, net ............      (4,257)      (3,489)
Common stock held in treasury at cost (1,980,400
  shares) ............................................     (28,684)     (28,684)
                                                         ---------    ---------
         Total shareholders' investment ..............     168,130      167,731
                                                         ---------    ---------
        Total liabilities and shareholders' investment   $ 228,463    $ 224,101
                                                         =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              TECH-SYM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              FOR THE QUARTER
                                                              ENDED MARCH 31,
                                                           ---------------------
                                                             1999        1998
                                                           --------    ---------

Revenue ................................................   $ 37,996    $ 33,293
Cost of revenue ........................................     26,974      23,966
                                                           --------    --------
    Gross margin .......................................     11,022       9,327
Company-sponsored product development ..................        982         677
Selling, general and administrative expense ............      8,370       7,175
Interest expense .......................................        367         281
Interest and other income, net .........................       (213)       (488)
                                                           --------    --------
     Income from continuing operations before
       income taxes ....................................   1,516       1,682
Provision for income taxes .............................        485         555
                                                           --------    --------
     Income from continuing operations .................      1,031       1,127
Income from discontinued operations, net of
       applicable income tax expense and
       minority interest (Note 2) ......................                  2,125
                                                           --------    --------
     Net income ........................................   $  1,031    $  3,252
                                                           ========    ========
Earnings per common share
     Continuing operations
        Basic ..........................................   $    .17    $    .19
        Diluted ........................................        .17         .18
     Discontinued operations
        Basic ..........................................                    .35
        Diluted ........................................                    .35
     Net income
        Basic ..........................................        .17         .54
        Diluted ........................................        .17         .53

Weighted average common shares outstanding
     Basic .............................................      6,071       6,058
     Diluted ...........................................      6,176       6,157

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           TECH-SYM CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (IN THOUSANDS)
                               (UNAUDITED)

                                                               FOR THE QUARTER
                                                               ENDED MARCH 31,
                                                             -------------------
                                                              1999       1998
                                                             -------   --------
Cash flows from operating activities
  Net income ............................................   $ 1,031    $  3,252
       Income from discontinued operations...............                (2,125)
  Adjustments to reconcile income from continuing
       operations to net cash provided by continuing
       operations
       Depreciation and amortization ....................     1,191       1,555
  Change in operating assets and liabilities
       Receivables ......................................    (2,082)      1,835
       Unbilled revenue .................................       926       3,003
       Inventories ......................................       988         879
       Other assets .....................................    (4,377)      1,082
       Accounts payable and taxes on income .............    (1,441)     (3,739)
       Billing in excess and other accrued liabilities ..     4,622      (4,328)
       Other liabilities and deferred credits ...........        26        (122)
                                                            -------    --------
         Net cash provided by operating activities of
            continuing operations .......................       884       1,292
                                                            -------    --------
Cash flows from investing activities of continuing
   operations
  Capital expenditures ..................................    (1,585)     (1,358)
  Purchase of investment securities .....................      (137)
  Other .................................................         4        (468)
                                                            -------    --------
         Net cash used for investing activities of
            continuing operations .......................    (1,718)       (890)
                                                            -------    --------

Cash flows from financing activities of continuing
   operations
  Net borrowings (payments) under bank line of credit
    agreement ...........................................     1,012        (382)
  Payments on long-term debt ............................      (346)       (222)
  Proceeds from exercise of stock options ...............       136         162
  Acquisition of treasury shares ........................                  (392)
                                                            -------    --------
         Net cash provided by (used for) financing
           activities of continuing operations...........       802        (834)
                                                            -------    --------
Net cash provided by discontinued operations ............     3,449       2,519
                                                            -------    --------
Net increase in cash and cash equivalents ...............     3,417       2,087
Cash and cash equivalents at beginning of period ........     3,417       6,538
                                                            -------    --------
Cash and cash equivalents at end of period ..............   $ 6,834    $  8,625
                                                            =======    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              TECH-SYM CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
            FOR THE QUARTER ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                ACCUMULATED
                                                                                   OTHER                           TOTAL
                                      COMMON STOCK    ADDITIONAL  ACCUMULATED  COMPREHENSIVE  TREASURY  STOCK   SHAREHOLDERS'
                                      SHARES  AMOUNT    CAPITAL    EARNINGS    INCOME (LOSS)  SHARES    AMOUNT   INVESTMENT
                                      ------  ------    -------    --------    -------------  ------    ------   ----------
Balance, December 31, 1998 ..........  8,045  $ 804    $ 41,361    $157,739       $(3,489)     1,980   $(28,684)   $167,731

Comprehensive income for 1999
  Net income ........................                                 1,031
  Other comprehensive
    Income (loss), net of tax
     Foreign currency translation
       adjustments ..................                                                (768)
        Total comprehensive income ..                                                                                   263

Issuance of common stock
   for stock options ................       8      1         135                                                        136
                                       ------  -----    --------    --------      -------      -----   --------    --------


Balance, March 31, 1999 .............   8,053  $ 805    $ 41,496   $158,770       $(4,257)     1,980   $(28,684)   $168,130
                                       ======  =====    ========    ========      =======     =====   ========    ========
                                                                                ACCUMULATED
                                                                                   OTHER                           TOTAL
                                      COMMON STOCK    ADDITIONAL  ACCUMULATED  COMPREHENSIVE  TREASURY  STOCK   SHAREHOLDERS'
                                      SHARES  AMOUNT    CAPITAL    EARNINGS    INCOME (LOSS)  SHARES    AMOUNT   INVESTMENT
                                      ------  ------    -------    --------    -------------  ------    ------   ----------
Balance, December 31, 1997 ..........   7,995  $ 799    $ 40,677   $152,644       $(3,277)     1,937   $(27,660)   $163,183)

Comprehensive income for 1998
  Net income ........................                                 3,252
  Other comprehensive
     Income, net of tax
      Foreign currency translation
        adjustments .................                                                 246
         Total comprehensive income..                                                                                 3,498
Acquisition of treasury shares ......                                                             15       (392)       (392)
Issuance of common stock
   for stock options ................      11      2         160                                                        162
                                       ------  -----    --------    --------      -------      -----   --------    --------
Balance, March 31, 1998 .............   8,006  $ 801    $ 40,837    $155,896      $(3,031)    1,952   $(28,052)   $166,451
                                       ======  =====    ========    ========      =======     =====   ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              TECH-SYM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Tech-Sym Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Form 10-K for the year ended December 31, 1998.

   In the opinion of the Company's management ("Management") all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

   The consolidated statements of income for the quarter ended March 31, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

   The consolidated statements have been restated to reflect the Company's broadcast equipment, air monitoring products and real estate investment subsidiaries, as well as it's majority owned geoscientific business, GeoScience Corporation, as discontinued operations in accordance with Accounting Principles Board Opinion No. 31 (Note 2).

   Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS

   Effective June 30, 1998, the Company adopted a plan to sell its businesses involved in real estate development (Lake Investment Company or "Lake"), manufacture of air monitoring products (Anarad, Inc. or "Anarad") and manufacture of radio and television broadcast equipment (Continental Electronics Inc., or "Continental"), and effective December 31, 1998, the Company adopted a plan to sell its majority owned (79.12%) subsidiary, GeoScience Corporation ("GeoScience"). The effective dates of June 30, 1998 and December 31, 1998 are the respective measurement dates referred to when discussing the results of operations of these businesses.

   The presentation of the discontinued operations includes segregation of the operating results in the Consolidated Statement of Income for the quarter ended March 31, 1999 and 1998. The net assets of the discontinued operations are segregated at March 31, 1999 and December 31, 1998 in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows. Accordingly, the revenue, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Income (loss) from discontinued operations, net of applicable income taxes (benefits)", as "Net assets of discontinued operations" and as "Net cash provided by discontinued operations" for all periods listed above. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

   On November 18, 1998, the Company sold Lake. On March 15, 1999, the Company sold substantially all of the assets of Anarad. The results of operations and disposition of Lake and Anarad were reflected in the 1998 financial statements.

   The Company is actively marketing its radio and television broadcast equipment business, Continental. Several potential purchasers have conducted initial due diligence investigations. None of the known potential buyers have made a binding offer for the business to date.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   Continental incurred $2,837,000 additional losses on operations during the quarter ended March 31, 1999. These losses have been combined and deferred with the deferred losses incurred in 1998 following the measurement date. The deferred losses to date total $7,925,000 and any additional operating losses will also be deferred until the disposition of Continental. The Company currently anticipates that the sale of Continental will result in a net gain, offsetting the deferred losses. However, it is possible that the results of the sale will not be sufficient to recover the deferred losses.

   In December 1998, the Boards of Directors of the Company and GeoScience committed to a plan to seek a strategic merger partner for GeoScience. On January 18, 1999, the Company and GeoScience signed an agreement to merge GeoScience with a third party, subject to stockholder and regulatory approval. The Company, GeoScience and the third party subsequently terminated the proposed merger. During the quarter ended March 31, 1999, the third party paid GeoScience $3,000,000 in connection with such termination. The Company and GeoScience continue to pursue opportunities to combine GeoScience's operations with a strategic partner. The Company currently anticipates that the ultimate disposal of GeoScience will result in a gain.

   In accordance with standard accounting and reporting procedures, the results of the discontinued operations from the respective measurement dates through the anticipated disposal dates have been deferred for GeoScience and Continental. Therefore, the results of the discontinued operations are not included in the accompanying financial statements. The revenue related to discontinued operations for the quarter ended March 31, 1999 was $30,142,000, $7,615,000 and $348,000 for GeoScience, Continental and Anarad, respectively.

   The revenue related to discontinued operations for the quarter ended March 31, 1998 was $33,331,000, $9,701,000, $1,011,000 and $408,000 for GeoScience,
Continental, Anarad and Lake, respectively. Income before income taxes was $3,818,000 and $176,000 for GeoScience and Continental, respectively, while Anarad and Lake experienced losses before income tax benefit of $27,000 and $74,000, respectively. Net income for the discontinued operations for the quarter ended March 31, 1998 was $2,075,000 and $118,000 for GeoScience and Continental, respectively and net loss for the same period was $18,000 and $50,000 for Anarad and Lake, respectively.

   For financial reporting purposes, the assets and liabilities of the discontinued operations at March 31, 1999 have been classified in the consolidated balance sheet as net assets of discontinued operations and consists of the following (in thousands):

                                            GEOSCIENCE(1)  CONTINENTAL    TOTAL
                                            ------------   -----------  --------
Current assets ..........................     $111,225      $30,079     $141,304
Total assets ............................      157,571       37,707      195,278
Current liabilities .....................       59,700       19,603       79,303
Total liabilities .......................       83,778       28,755      112,533
Net assets of discontinued operations ...       73,793        8,952       82,745

(1) GeoScience net assets represents 79.12% ownership of GeoScience by the Company including minority interest liability and deferred expense, goodwill and deferred amortization expense, intercompany payable and additional income tax expense.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3 - INVENTORIES

   Inventories, which consist principally of electronic components are summarized as follows (in thousands):

                                            MARCH 31, 1999    DECEMBER 31, 1998
                                            --------------    -----------------
Raw materials ...........................   $       16,615    $          16,686
Work in progress ........................            6,933                7,514
Finished goods ..........................            2,223                2,430
                                            --------------    -----------------
                                                    25,771               26,630
Less reserve ............................           (2,006)              (1,877)
                                            --------------    -----------------
                                            $       23,765    $          24,753
                                            ==============    =================

NOTE 4 - PER SHARE DATA

   Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only potentially dilutive shares the Company has outstanding for all periods presented. Outstanding options to purchase 46,000 and 313,000 shares of common stock were excluded from the computation of diluted earnings per share for the three month period ended March 31, 1999 and 1998, respectively, because to do so would have been anti-dilutive using the treasury stock method.

NOTE 5 - RECENT PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments. The Company has historically not engaged in significant derivative instrument activity. Adoption of FAS 133 is not expected to have a material effect on the Company's financial position or operational results.

NOTE 6 - SEGMENT INFORMATION

   The Company manages its business primarily on a product basis. The Company's reportable segments are communications, defense systems and weather information systems. The reportable segments provide products as described in the Company's Form 10-K for the year ended December 31, 1998. The accounting policies of the segments are those described in Note 1 to the Notes to the Consolidated Financial Statements included in that Form 10-K.

   The Company evaluates the performance of its segments and allocates resources to them based on revenue and income before taxes; however, there is a charge to allocate corporate headquarters' general and administrative costs to each of its operating segments.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   The tables below present certain information regarding the continuing operations for the quarter ended March 31, 1999 and 1998 (in thousands):

                                                          WEATHER
                                  COMMUNI-    DEFENSE   INFORMATION   RECONCILING
QUARTER ENDED MARCH 31, 1999      CATIONS     SYSTEMS     SYSTEMS        ITEMS           TOTAL
                                ----------- ----------- -----------   -----------     -----------
Revenue from unaffiliated
  customers .................   $    20,498 $    12,639 $     4,859   $      --       $    37,996
Interest expense ............           169           1        --             197 (1)         367
Other (income) and expense,
  net .......................           340          (5)        (70)         (478)(2)       (213)
Income (loss) before income
  taxes (benefits) (6) ......           (40)        845       1,126          (415)(3)      1,516
Depreciation and amortization           749         328          60            54 (4)      1,191
Capital expenditures ........         1,001         419         160             5 (5)      1,585
                                                               WEATHER
                                  COMMUNI-       DEFENSE     INFORMATION    RECONCILING
QUARTER ENDED MARCH 31, 1998      CATIONS        SYSTEMS        SYSTEMS        ITEMS             TOTAL
                                -----------    -----------    -----------    -----------       -----------
Revenue from unaffiliated
  customers .................   $    17,175    $    12,336    $     3,782    $      --         $    33,293
Interest expense ............           163           --             --              118 (1)           281
Other (income) and expense,
  net .......................           391           (125)          (422)          (332)(2)          (488)
Income (loss) before income
  taxes (benefits) (7) ......          (575)           696          1,065            496 (3)         1,682
Depreciation and amortization           926            347            141            142 (4)         1,556
Capital expenditures ........         1,203             76             45           --               1,324

Reconciling items for the quarter ended March 31, 1999 and 1998.

(1) Corporate interest expense.
(2) Corporate other (income) and expense, net.
(3) Net of notes 1 and 2 and unallocated corporate expenses.
(4) Corporate depreciation and amortization, which is included in the corporate expense pool.
(5) Corporate capital expenditures.
(6) Includes allocations of corporate expenses of $400,000, $325,000 and $86,000 to Communications, Defense Systems and Weather Information Systems, respectively.
(7) Includes allocations of corporate expenses of $300,000, $263,000 and $57,000 to Communications, Defense Systems and Weather Information Systems, respectively.


NOTE 7 - SUBSEQUENT EVENT

   During the second quarter of 1999, the Company repurchased 71,700 shares of its common stock under a previously approved repurchase program. Effective May 11, 1999, the Company's Board of Directors authorized the Company to repurchase 250,000 shares of its common stock and rescinded the 6,100 shares remaining on the previous program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   As discussed in Note 2 to the Notes to Consolidated Financial Statements, the Company has discontinued certain businesses, therefore management's discussion and analysis of financial condition and results of operations below relates only to the Company's continuing businesses.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

   Revenue for the quarter ended March 31, 1999 increased $4,703,000 or 14% to $37,966,000 compared to $33,293,000 for the quarter ended March 31, 1998. The increase occurred primarily in the Communications segment, where the increase was $3,323,000 or 19%, over the prior year period. The increase was due to (1) major antenna programs currently under contract that were not in process in the first quarter of 1998 and (2) increased demand for ferrite products used in cellular base stations reflecting the improving market conditions in the wireless communications industry. The Weather Information Systems segment increased $1,077,000 or 28% over the prior year period as a result of strong fourth quarter 1998 bookings for weather radar systems. The Defense Systems segment was essentially flat, providing only a $303,000 increase over the comparative period in 1998.

   Consolidated gross margin as a percentage of sales for the quarter ended March 31, 1999 improved to 29% from 28% for the comparative period in 1998. The percentage for the Communications segment improved to 27% from 25% primarily as a result of plant efficiency and increased manufacturing volume. The gross margin percentage for the Weather Information Systems segment increased to 49% from 46% primarily as a result of the larger volume for the current period. The Defense Systems segment suffered a decrease in gross margin percentage, to 25% from 26% as a result of higher costs on several programs nearing completion.

   Company-sponsored product development expenditures for the quarter were $305,000 greater than in the quarter ended March 31, 1998. Expenditures within the Communications segment were essentially flat between the two periods, while expenditures increased slightly at both the Weather Information Systems and Defense Systems segments. The increased expenditures within the Weather Information Systems segment were mainly for the development of a kylstron based weather radar. The increase within the Defense Systems segment primarily related to the ongoing development of the new digital temperature control unit for the advanced tactical forward looking infrared targeting system that began last year. The product development efforts of each business segments are focused on products with known sales opportunities.

   Selling, general and administrative expenses increased $1,195,000 or 17% to $8,370,000 for the quarter ended March 31, 1999 compared to the same quarter in the prior year. General and administrative expenses within the Communications segment were greater primarily as a result of additional costs related to the restructuring efforts that began in the fourth quarter of 1998. Additionally, expenses at corporate headquarters were greater than the prior year period.

   Interest expense for the current period increased $86,000 to $367,000 from $281,000 in the prior year period primarily as a result of additional borrowings to support the working capital requirements and to fund capital expenditures. Other income decreased $275,000 to $213,000 for the quarter compared to $488,000 for the quarter ended March 31, 1998. The quarter ended March 31, 1998 included a $325,000 payment received by the Weather Information Systems segment regarding the settlement of a dispute.

   The Company's effective tax rate was 32% for 1999 as compared to the 33% rate used for the first quarter in 1998 due to anticipated tax benefits associated with research and experimentation efforts and increased Foreign Sales Corporation activity.

   Income from continuing operations for the quarter ended March 31, 1999 was $1,031,000 or $.17 per diluted share as compared to $1,127,000 or $.18 per diluted share for the quarter ended March 31, 1998. Increases in operating expenses more than offset the favorable gain in gross margin.

   The results of the discontinued air monitoring business for the quarter ended March 31, 1999 were recognized in 1998. The results of the operations of the discontinued broadcast equipment manufacturing business and the Company's geoscientific subsidiary for the quarter ended March 31, 1999 were deferred and will be included with the gain on the disposal of these operations. The period ended March 31, 1998 included net results of $2,125,000 or $.35 per diluted share relating to the discontinued operations discussed in Note 2.

   Net income for the quarter ended March 31, 1999 was $1,031,000 or $.17 per diluted share as compared to $3,252,000 or $.53 per diluted share for the quarter ended March 31, 1998, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

   During the current period the Company satisfied its working capital and capital expenditure requirements through borrowings on its line of credit facilities and cash generated by operations. At March 31, 1999, the Company's working capital balance, net of assets of discontinued operations, was $62,540,000, compared to $62,646,000 at December 31, 1998. At March 31, 1999,
the Company's continuing operations had short-term line of credit facilities aggregating $44,850,000 of which $25,929,000 was available for additional short-term borrowings. The Company had a working capital ratio of 2.54 to 1.0 and debt to total capitalization of 10%. The Company believes that its results of operations and available line of credit facilities will provide adequate funds to meet foreseeable requirements.

   Purchases of property, plant and equipment for continuing operations totaled $1,585,000 for the three months ended March 31, 1999 compared to $1,358,000 for the same period in the prior year. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1999 will be approximately $5,600,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

   The Company is continuing its efforts to improve the average collection time on receivables and to reduce inventory. The Company believes these efforts, along with the available sources of funds, will provide the necessary cash requirements to meet the Company's growth strategy.

YEAR 2000 COMPLIANCE

   As reported in the Company's Form 10-K for the year ended December 31, 1998, the Company is continuing its efforts to insure Y2K software failures, internally or externally, will not have an adverse effect on its financial position or results of operations. Cross-functional project teams, established during 1998 at each subsidiary, continue to review and assess the various factors surrounding the Y2K issues. The Company estimates the total cost of Y2K compliance activities for both continuing and discontinued operations will be less than $1,000,000 and the amount expended to date is less than $500,000.

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

      (b)   Reports on Form 8-K.

            Current report on Form 8-K dated February 5, 1999 Item 5. Other Events, reported the execution of a definitive merger agreement with Core Laboratories N.V. and Tech-Sym Corporation, regarding GeoScience Corporation.

            Current report on Form 8-K dated March 24, 1999 Item 5. Other Events, reported the information set forth in the press release dated March 24, 1999, regarding the termination of the merger agreement filed on Form 8-K dated February 5, 1999.

      No financial statements were filed as a part of this report.


                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TECH-SYM CORPORATION
                                      Registrant

Date: May 13, 1999                    /s/ J. Michael Camp
                                          J. Michael Camp, President
                                          and Chief Executive Officer

Date: May 13, 1999                    /s/ Ray F. Thompson
                                          Ray F. Thompson, Vice President
                                          and Chief Financial Officer