Form 10-Q
period 1999-06-30
TECH SYM CORP
filed 1999-08-16
CIK 96669

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________TO ___________.


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

Yes [X]      No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON                                        OUTSTANDING AT JULY 30, 1999
----------------------------                        ----------------------------
Common Stock, $.10 par value                                 6,035,231

FORM 10-Q

                              TECH-SYM CORPORATION

                                TABLE OF CONTENTS

                                                                        PAGE NO.

Part I.  Financial Information:

   Item 1.  Financial Statements

        Consolidated Balance Sheet June 30, 1999 (unaudited)
          and December 31, 1998..............................................1

        Consolidated Statement of Income for the quarter ended June 30,
         1999 and 1998, (unaudited)..........................................2

        Consolidated Statement of Income for the six months ended June
          30, 1999  and 1998, (unaudited)....................................3

        Consolidated Statement of Cash Flows for the six months ended
          June 30, 1999 and 1998, (unaudited)................................4
        Consolidated Statement of Changes in Shareholders' Investment
          for the six months ended June 30, 1999 and 1998, (unaudited).......5

        Notes to Consolidated Financial Statements........................6-10

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................11-14

Part II.  Other information:

   Item 4.  Submission of Matters to Vote of Security Holders...............15

   Item 6.  Exhibits and Reports on Form 8-K................................15

Signatures..................................................................16

PART I. FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                              TECH-SYM CORPORATION
                           CONSOLIDATED BALANCE SHEET

              (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                         JUNE 30, 1999    DECEMBER 31, 1998
                                                         -------------    -----------------
                                                          (UNAUDITED)
                                                         -------------    -----------------
ASSETS
Current assets
     Cash and cash equivalents .......................   $       4,390    $           3,417
     Short-term investments ..........................             139                  228
     Receivables, net ................................          24,342               25,271
     Unbilled revenue ................................          38,678               39,315
     Inventories, net ................................          27,370               24,753
     Net assets of discontinued operations (Note 2) ..          64,754               86,806
     Other ...........................................           2,102                6,235
                                                         -------------    -----------------
          Total current assets .......................         161,775              186,025

Property, plant and equipment, net ...................          19,630               18,817
Long-term receivables, net ...........................           2,182                2,224
Other assets .........................................          23,150               17,035
                                                         -------------    -----------------
          Total assets ...............................   $     206,737    $         224,101
                                                         =============    =================
LIABILITIES
Current liabilities
     Notes payable ...................................   $      16,888    $          13,911
     Current maturities of long-term debt ............             955                1,178
     Accounts payable ................................           8,056                8,152
     Billings in excess of cost and estimated earnings
        on uncompleted contracts .....................           7,733                5,163
     Taxes on income .................................                                  508
     Other accrued liabilities .......................           7,717                7,661
                                                         -------------    -----------------
          Total current liabilities ..................          41,349               36,573

Long-term debt .......................................           1,884                2,335
Other liabilities and deferred
  credits ............................................          17,845               17,462
                                                         -------------    -----------------
          Total liabilities ..........................          61,078               56,370

SHAREHOLDERS' INVESTMENT
Preferred stock-authorized 2,000,000 shares,
   without par value; none issued
Common stock-authorized 20,000,000 shares,
   $.10 par value; issued 8,067,731 and 8,044,881,
   respectively ......................................             807                  804
Additional capital ...................................          41,694               41,361
Accumulated earnings .................................         137,912              157,739
Accumulated other comprehensive loss, net ............          (4,453)              (3,489)
Common stock held in treasury at cost
   (2,055,100 and 1,980,400 shares) ..................         (30,301)             (28,684)
                                                         -------------    -----------------
          Total shareholders' investment .............         145,659              167,731
                                                         -------------    -----------------
          Total liabilities and
             shareholders' investment ................   $     206,737    $         224,101
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

                              TECH-SYM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              FOR THE QUARTER
                                                              ENDED JUNE 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Revenue ................................................   $ 35,331    $ 32,607
Cost of revenue ........................................     27,989      22,587
                                                           --------    --------
     Gross margin ......................................      7,342      10,020

Company-sponsored product development ..................        891         649
Selling, general and administrative expense ............      8,029       8,021
Interest expense .......................................        314         240
Other expense (income), net ............................        625        (235)
                                                           --------    --------
    (Loss) income from continuing operations before
      income taxes .....................................     (2,517)      1,345

(Benefit) provision for income taxes ...................       (805)        509
                                                           --------    --------
     (Loss) income from continuing operations ..........     (1,712)        836

(Loss) income from discontinued operations, net
      of applicable income tax (benefit) expense and
      minority interest (Note 2) .......................    (19,146)      3,389
                                                           --------    --------
     Net (loss) income .................................   $(20,858)   $  4,225
                                                           ========    ========
(Loss) earnings per common share
     Continuing operations
        Basic ..........................................   $   (.28)   $    .14
        Diluted ........................................       (.28)        .14
     Discontinued operations
        Basic ..........................................      (3.17)        .56
        Diluted ........................................      (3.17)        .55
     Net (loss) income
        Basic ..........................................      (3.45)        .70
        Diluted ........................................      (3.45)        .68

Weighted average common shares outstanding
     Basic .............................................      6,047       6,058
     Diluted ...........................................      6,047       6,168

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              TECH-SYM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Revenue ................................................   $ 73,327    $ 65,900

Cost of revenue ........................................     54,963      46,553
                                                           --------    --------
     Gross margin ......................................     18,364      19,347

Company-sponsored product development ..................      1,873       1,326
Selling, general and administrative expense ............     16,399      15,294
Interest expense .......................................        681         521
Other expense (income), net ............................        412        (723)
                                                           --------    --------
     (Loss) income from continuing operations before
       income taxes ....................................     (1,001)      2,929

(Benefit) provision for income taxes ...................       (320)        966
                                                           --------    --------
     (Loss) income from continuing operations ..........       (681)      1,963

(Loss) income from discontinued operations,  net
      of applicable income tax (benefit) expense and
      minority interest (Note 2) .......................    (19,146)      5,514
                                                           --------    --------
     Net (loss) income .................................   $(19,827)   $  7,477
                                                           ========    ========
(Loss) earnings per common share
     Continuing operations
        Basic ..........................................   $   (.11)   $    .32
        Diluted ........................................       (.11)        .32
     Discontinued operations
        Basic ..........................................      (3.18)        .91
        Diluted ........................................      (3.18)        .89
     Net (loss) income
        Basic ..........................................      (3.29)       1.23
        Diluted ........................................      (3.29)       1.21

Weighted average common shares outstanding
     Basic .............................................      6,022       6,058
     Diluted ...........................................      6,022       6,162

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              TECH-SYM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                               --------------------
                                                                 1999        1998
                                                               --------    --------
Cash flows from operating activities
  Net (loss) income ........................................   $(19,827)   $  7,477
       Loss (income) from discontinued operations ..........      9,846      (5,514)
       Provision for disposal of discontinued operation ....      9,300
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
       Provision for inventory write-down ..................      4,000
       Depreciation and amortization .......................      2,411       2,591
       Loss on disposal of property, plant & equipment .....         75
  Change in operating assets and liabilities
       Receivables .........................................        929       2,801
       Unbilled revenue ....................................        637       5,088
       Inventories .........................................     (6,617)     (1,179)
       Other assets ........................................     (2,266)        833
       Accounts payable and taxes on income ................     (1,275)     (3,158)
       Billing in excess and other accrued liabilities .....      3,297      (5,063)
       Other liabilities and deferred credits ..............         87      (1,905)
                                                               --------    --------
         Net cash provided by operating activities of
            continuing operations ..........................        597       1,971
                                                               --------    --------
Cash flows from investing activities of continuing
  operations
  Capital expenditures .....................................     (3,149)     (2,374)
  Purchase of investment securities ........................       (137)
  Sale of investment securities ............................        226
  Other ....................................................         57         472
                                                               --------    --------
         Net cash used for investing activities of
           continuing operations ...........................     (3,003)     (1,902)
                                                               --------    --------
Cash flows from financing activities of continuing
  operations
  Net borrowings (payments) under bank line of credit
   agreements ..............................................      3,006      (6,803)
  Payments on long-term debt ...............................       (688)       (438)
  Proceeds from long-term debt .............................         99         495
  Proceeds from exercise of stock options ..................        336         331
  Acquisition of treasury shares ...........................     (1,617)       (392)
                                                               --------    --------
        Net cash provided by (used for) financing
         activities of continuing operations ...............      1,136      (6,807)
                                                               --------    --------
Net cash provided by discontinued operations ...............      2,243       5,546
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents .......        973      (1,192)
Cash and cash equivalents at beginning of period ...........      3,417       6,538
                                                               --------    --------
Cash and cash equivalents at end of period .................   $  4,390    $  5,346
                                                               ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              TECH-SYM CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 ACCUMULATED
                                                                                    OTHER                                TOTAL
                                    COMMON STOCK    ADDITIONAL   ACCUMULATED    COMPREHENSIVE     TREASURY STOCK      SHAREHOLDERS'
                                  SHARES   AMOUNT    CAPITAL       EARNINGS         LOSS         SHARES    AMOUNT      INVESTMENT
                                  ------   ------   ----------   -----------    -------------    ------   --------    -------------
Balance at December 31, 1998 ....  8,045   $  804   $   41,361   $   157,739    $      (3,489)    1,980   $(28,684)   $     167,731

Comprehensive loss for 1999
  Net loss ......................                                    (19,827)
  Other comprehensive
     loss, net of tax
      Foreign currency
        translation adjustments .                                                        (964)
         Total comprehensive loss                                                                                           (20,791)

Acquisition of treasury shares ..                                                                    75     (1,617)          (1,617)

Issuance of common stock
   for stock options ............     23        3          333                                                                  336
                                  ------   ------   ----------   -----------    -------------    ------   --------    -------------
Balance at June 30, 1999 ........  8,068   $  807   $   41,694   $   137,912    $      (4,453)    2,055   $(30,301)   $     145,659
                                  ======   ======   ==========   ===========    =============    ======   ========    =============
                                                                                 ACCUMULATED
                                                                                    OTHER                                TOTAL
                                     COMMON STOCK    ADDITIONAL    ACCUMULATED   COMPREHENSIVE     TREASURY STOCK      SHAREHOLDERS'
                                    SHARES   AMOUNT     CAPITAL     EARNINGS     INCOME (LOSS)    SHARES    AMOUNT      INVESTMENT
                                    ------   ------   ----------   -----------   -------------    ------   --------    -------------
Balance at December 31, 1997 ......  7,995   $  799   $   40,677   $   152,644   $      (3,277)    1,937   $(27,660)   $     163,183

Comprehensive income for 1998
  Net income ......................                                      7,477
  Other comprehensive
     income, net of tax
      Foreign currency
        translation adjustments ...                                                        209
         Total comprehensive income                                                                                            7,686

Acquisition of treasury shares ....                                                                   15       (392)           (392)

Issuance of common stock
   for stock options ..............     21        3          328                                                                 331
                                    ------   ------   ----------   -----------   -------------    ------   --------    -------------
Balance at June 30, 1998 ..........  8,016   $  802   $   41,005   $   160,121   $      (3,068)    1,952   $(28,052)   $     170,808
                                    ======   ======   ==========   ===========   =============    ======   ========    =============

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

        In the opinion of the Company's management ("Management") all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist of normal recurring items, as well as a $4,000,000 charge in the second quarter for inventory write-downs within the Communications segment (See Management's Discussion and Analysis).

        The consolidated statements of income for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

        The consolidated statements have been restated to reflect the Company's broadcast equipment, air monitoring products and real estate investment subsidiaries, as well as its majority owned geoscientific business, GeoScience Corporation, as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 (Note 2).

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

        The presentation of the discontinued operations includes segregation of the operating results in the Consolidated Statement of Income for the quarter and six months ended June 30, 1999 and 1998. The net assets of the discontinued operations are segregated at June 30, 1999 and December 31, 1998 in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows. Accordingly, the revenue, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Income (loss) from discontinued operations, net of applicable income taxes (benefits)", as "Net assets of discontinued operations" and as "Net cash provided by discontinued operations" for all periods listed above. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

        On November 18, 1998, the Company sold Lake. On March 15, 1999, the Company sold substantially all of the assets of Anarad. The results of operations and disposition of Lake and Anarad were reflected in the 1998 financial statements. During the second quarter of 1999, the Company did not receive scheduled payments on the $3,100,000 note receivable from Consumer Loan Portfolios, Inc., for the sale of Lake. Due to the non-payment of the note receivable, the Company intends to issue a demand for arbitration and statement of claim as provided in the purchase agreement.

        Since the measurement date, the Company has marketed its radio and television broadcast equipment business, Continental. Several potential purchasers conducted initial due diligence investigations. None of the potential buyers has made a binding offer for the business to date. Since the Company announced its intent to divest the broadcast equipment business, Continental has incurred significant operational losses, mainly generated by its German operation. Despite recent financial and operational improvements under new management, the Company believes that continued improvements in both operational results and market acceptance of digital products are necessary before prospective buyers will have a strong interest in acquiring the business. Continental's sales backlog increased due to new orders booked during the quarter ended June 30, 1999 and revenue increased to $10,639,000 from $7,939,000 in the same period of the prior year. Management intends to continue its cost reduction program by eliminating excess physical infrastructure. Given these facts, the Company recognized previously deferred after-tax losses of $9,846,000 and a $9,300,000 after-tax provision for losses anticipated to be incurred until and upon completion of the disposition of the broadcast equipment business.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

        In accordance with standard accounting and reporting procedures, the operating results of the discontinued geoscientific business from the measurement date through the anticipated disposal date have been deferred, and are not included in the accompanying financial statements. The deferred losses and the provision for anticipated losses at Continental were recognized in the current period as discussed above. Revenue related to discontinued operations for the quarter ended June 30, 1999 was $27,575,000 and $10,639,000 for GeoScience and Continental, respectively. Revenue related to discontinued operations for the six months ended June 30, 1999 was $57,717,000 and $18,254,000 and $348,000 for GeoScience, Continental and Anarad, respectively.

        Revenue related to discontinued operations for the quarter ended June 30, 1998 was $33,201,000, $7,939,000, $750,000 and $368,000 for GeoScience,
Continental, Anarad and Lake, respectively. Income before income taxes for the quarter ended June 30, 1998 was $5,021,000 for GeoScience, while Continental, Anarad and Lake experienced losses of $2,816,000, $250,000 and $86,000, respectively. Net income for the discontinued operations for the quarter ended June 30, 1998 was $6,728,000 for GeoScience, and net loss for the same period was $1,887,000, $468,000, and $357,000 for Continental, Anarad and Lake, respectively. All income/loss amounts exclude Tech-Sym Corporate overhead allocations.

        The revenue related to discontinued operations for the six months ended June 30, 1998 was $66,512,000, $17,640,000, $1,761,000 and $776,000 for
GeoScience, Continental, Anarad and Lake, respectively. Income before income taxes for the six months ended June 30, 1998 was $8,839,000 for GeoScience, while Continental, Anarad and Lake experienced losses of $2,640,000, $277,000 and $160,000, respectively. Net income for the discontinued operations for the six months ended June 30, 1998 was $9,286,000 for GeoScience and net loss for the same period was $1,769,000, $486,000 and $407,000 for Continental, Anarad and Lake, respectively. All income/loss amounts exclude Tech-Sym Corporate overhead allocations.

        For financial reporting purposes, the assets and liabilities of the discontinued operations at June 30, 1999 have been classified in the consolidated balance sheet as net assets of discontinued operations and consist of the following (in thousands):

                                        GEOSCIENCE (1)   CONTINENTAL     TOTAL
                                        --------------   -----------    --------
Current assets ......................   $       80,775   $    19,807    $100,582
Total assets ........................          134,606        27,229     161,835
Current liabilities .................           46,556        21,680      68,236
Total liabilities ...................           65,748        31,333      97,081
Net assets of discontinued operations           68,858        (4,104)     64,754

         (1) GeoScience net assets presented in this table reflect Tech-Sym's 79.12% ownership of GeoScience, including minority interest liability and deferred expense, goodwill and deferred amortization expense, intercompany payable and additional income tax expense.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3 - INVENTORIES

        Inventories, which consist principally of electronic components, of which $6,405,000 are subject to lease, are summarized as follows (in thousands):

                                             JUNE 30, 1999    DECEMBER 31, 1998
                                             -------------    -----------------
Raw materials ............................   $      17,643    $          16,686
Work in progress .........................           7,185                7,514
Finished goods ...........................           8,636                2,430
                                             -------------    -----------------
                                                    33,464               26,630
Less reserve .............................          (6,094)              (1,877)
                                             -------------    -----------------
                                             $      27,370    $          24,753
                                             =============    =================

NOTE 4 - PER SHARE DATA

        Basic per share amounts are computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only potentially dilutive shares the Company has outstanding. Due to the Company's losses, diluted earnings per share presented on the Consolidated Statement of Income for the quarter and six months ended June 30, 1999, do not reflect any effect from outstanding stock options because to do so would have been anti-dilutive. Outstanding stock options for the quarter and six months ended June 30, 1999 were 961,120. The Company had 341,460 outstanding options that were anti-dilutive and were excluded from the computation of diluted earnings per share for the quarter and six months ended June 30, 1998.

        During the second quarter of 1999, the Company repurchased 71,700 shares of its common stock under a previously approved repurchase program. Effective May 11, 1999, the Company's Board of Directors authorized the Company to repurchase 250,000 shares of its common stock and rescinded the 6,100 shares remaining on the previous program. Additionally, the Company purchased 3,000 shares of its common stock under the new repurchase plan during the second quarter of 1999.

NOTE 5 - RECENT PRONOUNCEMENTS

        In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("FAS 137") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which delayed implementation and the effective date of FAS 133 until after June 15, 2000.

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

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The Company evaluates the performance of its segments and allocates resources to them based on revenue and income before taxes; however, there is a charge to allocate corporate headquarters' general and administrative costs to each of its operating segments.

        The tables below present certain information regarding the continuing operations for the quarter ended June 30, 1999 and 1998 (in thousands):

QUARTER ENDED JUNE 30, 1999
                                                                      WEATHER
                                      COMMUNI-       DEFENSE        INFORMATION       RECONCILING
                                      CATIONS        SYSTEMS          SYSTEMS          ITEMS (1)         TOTAL
                                      --------       --------       -----------       -----------       --------
Revenue from unaffiliated customers   $ 18,865       $ 12,054       $     4,412       $                 $ 35,331
Operating income (loss) ...........     (2,755)         1,371             1,225                             (159)
Tech-Sym Corporate Headquarters
  expense .........................        300            326                64               729          1,419
Interest expense ..................        140             30                                 144            314
Other (income) and expense, net ...      1,154            (30)              (90)             (409)           625
Income (loss) before income
  taxes (benefits) ................     (4,349)(2)      1,045 (2)         1,251 (2)          (464)        (2,517)
Depreciation and amortization .....        770            335                60                55 (3)      1,220
Capital expenditures ..............        989            281               257                37          1,564
QUARTER ENDED JUNE 30, 1998
                                                                      WEATHER
                                      COMMUNI-       DEFENSE        INFORMATION       RECONCILING
                                      CATIONS        SYSTEMS          SYSTEMS           ITEMS (1)         TOTAL
                                      --------       --------       -----------       -----------       --------
Revenue from unaffiliated customers   $ 15,272       $ 13,659       $     3,676       $                 $ 32,607
Operating income ..................        140          1,373             1,193                            2,706
Tech-Sym Corporate Headquarters
  expense .........................        300            263                56               737          1,356
Interest expense ..................        167              1                                  72            240
Other (income) and expense, net ...        277           (217)              (90)             (205)          (235)
Income (loss) before income
  taxes (benefits) ................       (604)(2)      1,326 (2)         1,227 (2)          (604)         1,345
Depreciation and amortization .....        708            323                48               (44)(3)      1,035
Capital expenditures ..............        808            157                40                11          1,016

Reconciling items for the quarter ended June 30, 1999 and 1998.
(1) Reconciling items represent corporate headquarters activity, other than depreciation and amortization, that is not allocated to subsidiaries.
(2) Includes the allocated corporate headquarters expenses.
(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The tables below present certain information regarding the continuing operations for the six months ended June 30, 1999 and 1998 (in thousands):

SIX MONTHS ENDED JUNE 30, 1999
                                                                      WEATHER
                                      COMMUNI-       DEFENSE        INFORMATION       RECONCILING
                                      CATIONS        SYSTEMS          SYSTEMS           ITEMS (1)         TOTAL
                                      --------       --------       -----------       -----------       --------
Revenue from unaffiliated customers   $ 39,363       $ 24,693       $     9,271       $                 $ 73,327
Operating income (loss) ...........     (1,886)         2,537             2,367                            3,018
Tech-Sym Corporate Headquarters
  expense .........................        700            651               150             1,425          2,926
Interest expense ..................        309             31                                 341            681
Other (income) and expense, net ...      1,494            (35)             (160)             (887)           412
Income (loss) before income
  taxes (benefits) ................     (4,389)(2)      1,890 (2)         2,377 (2)          (879)        (1,001)
Depreciation and amortization .....      1,519            662               121               109 (3)      2,411
Capital expenditures ..............      1,990            700               417                42          3,149
SIX MONTHS ENDED JUNE 30, 1998
                                                                      WEATHER
                                      COMMUNI-       DEFENSE        INFORMATION       RECONCILING
                                      CATIONS        SYSTEMS          SYSTEMS           ITEMS (1)         TOTAL
                                      --------       --------       -----------       -----------       --------
Revenue from unaffiliated customers   $ 32,447       $ 25,995       $     7,458       $                 $ 65,900
Operating income ..................        419          2,207             1,893                            4,519
Tech-Sym Corporate Headquarters
  expense .........................        600            526               113               553          1,792
Interest expense ..................        330              1                                 190            521
Other (income) and expense, net ...        668           (342)             (512)             (537)          (723)
Income (loss) before income
  taxes (benefits) ................     (1,179)(2)      2,022 (2)         2,292 (2)          (206)         2,929
Depreciation and amortization .....      1,634            670               189               98 (3)       2,591
Capital expenditures ..............      2,045            233                85                11          2,374

Reconciling items for the six months ended June 30, 1999 and 1998.
(1) Reconciling items represent corporate headquarters activity, other than depreciation and amortization, that is not allocated to subsidiaries.
(2) Includes the allocated corporate headquarters expenses.
(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As discussed in Note 2 to the Notes to Consolidated Financial Statements, the Company has discontinued certain businesses, therefore Management's discussion and analysis of financial condition and results of operations below relates only to the Company's continuing businesses.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998

        Revenue for the quarter ended June 30, 1999 increased $2,724,000 or 8% to $35,331,000 compared to $32,607,000 for the quarter ended June 30, 1998. The increase occurred primarily in the Communications segment, where the increase was $3,593,000 or 24%, over the prior year period. The increase was due to (1) major antenna programs under contract during the current period that were not in process in the second quarter of 1998 and (2) increased demand for ferrite products used in cellular base stations reflecting the improved market conditions in the wireless communications industry. Revenue of the Weather Information Systems segment increased $736,000 or 20% over the prior year period primarily as a result of strong fourth quarter 1998 bookings for weather radar systems. The Defense Systems segment decreased $1,605,000 as compared to the same period in 1998 due to completion of certain jobs in the current period that were in full production in the prior year period.

        Consolidated gross margin as a percentage of sales for the quarter ended June 30, 1999 decreased 10% to 21% from 31% for the comparative period in 1998 as a result of a $4,000,000 charge in the current period for additional inventory reserves within the Communications segment. Without the additional charge, the consolidated gross margin percentages would have increased 1% to 32% of revenue. The gross margin percentage for the Communications segment was unchanged from the prior year period without this additional charge. The gross margin percentage increased to 32% from 26% in the Defense Systems segment, while decreasing to 53% from 63% in the Weather Information Systems segment, primarily reflecting the mix and stage of jobs in process at both segments between the two reporting periods.

        Company-sponsored product development expenditures for the quarter were $242,000 greater than in the quarter ended June 30, 1998. Expenditures within the Communications segment were essentially flat between the two periods, while expenditures increased slightly at both the Weather Information Systems and Defense Systems segments.

        Selling, general and administrative expenses were essentially flat between the two periods. General and administrative expenses within the Communications segment decreased primarily as a result of restructuring efforts. Selling, general and administrative expenses for the Defense Systems segment increased due to costs associated with increased proposal activity in the current period over the prior year period. Expenses within the Weather Information Systems segment decreased as a result of lower selling commissions due to the mix of revenue during the current period which included more orders that were not subject to commissions.

        Interest expense for the current period increased $74,000 to $314,000 from $240,000 in the prior year period primarily as a result of additional borrowings to support working capital requirements and to fund capital expenditures within the Communications and Defense Systems segments. Other expense was $625,000 for the current quarter compared to other income of $235,000 for the quarter ended June 30, 1998. The $860,000 increase in expense primarily reflects the costs associated with the shut down and closeout of the Communications segment's San Clemente, California facility and the movement of its residual operations to the Tampa, Florida facility. These costs consist of non cash and cash charges. The non cash charges were $170,000 for the write-off of obsolete inventory, $125,000 write-off of leasehold improvements, and $165,000 for relocating assets and inventory and other miscellaneous costs. The cash charges totaled $370,000 for employee severance payments and travel expenses.

        The Company's effective tax rate was 32% for 1999 as compared to the 33% rate used for the second quarter in 1998 due to anticipated tax benefits associated with research and experimentation efforts and increased activity within our Foreign Sales Corporation.

        Continuing operations for the quarter ended June 30, 1999 resulted in a loss of $1,712,000 or $.28 per diluted share as compared to income of $836,000 or $.14 per diluted share for the quarter ended June 30, 1998.

        The results of the discontinued air monitoring business for the quarter ended June 30, 1999 were recognized in 1998. The results of the operations of the discontinued Geoscientific segment for the quarter ended June 30, 1999 were deferred and will be included with the expected gain on the disposal of this operation. The previously deferred after-tax losses of $9,846,000 for the discontinued broadcast equipment manufacturing business were recognized in the second quarter of 1999, as well as an after-tax provision of $9,300,000 for anticipated additional losses in operations and upon disposal. The period ended June 30, 1998 included net income of $3,389,000 or $.55 per diluted share relating to the discontinued operations discussed in Note 2.

        Net loss for the quarter ended June 30, 1999 was $20,858,000 or $3.45 per diluted share as compared to net income of $4,225,000 or $.68 per diluted share for the quarter ended June 30, 1998, reflecting the net effect of the items discussed above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

        Revenue for the six months ended June 30, 1999 increased $7,427,000 or 11% to $73,327,000 compared to $65,900,000 for the six months ended June 30, 1998. The increase occurred primarily in the Communications segment, where the increase was $6,916,000 or 21%, over the prior year period. The increase was due to (1) major antenna programs currently under contract that were not in process in the first half of 1998 and (2) increased demand for ferrite products used in cellular base stations reflecting the improving market conditions in the wireless communications industry. The Weather Information Systems segment increased $1,813,000 or 24% over the prior year period as a result of strong fourth quarter 1998 bookings for weather radar systems. The Defense Systems segment decreased $1,302,000 or 5% due to completion of certain jobs in the current period that were in full production in the prior year period.

        Consolidated gross margin as a percentage of sales for the six months ended June 30, 1999 decreased to 25% from 29% for the comparative period in 1998 primarily as a result of the $4,000,000 charge in the current period for additional inventory reserves within the Communications segment. Without this charge, the consolidated gross margin percentage would have increased 1% over the prior year period. The gross margin percentage for the Communications segment was unchanged from the prior year period without this additional charge. The gross margin percentage increased to 29% from 26% for the Defense Systems segment, while decreasing to 51% from 55% in the Weather Information Systems segment, primarily reflecting the mix and stage of jobs in process at both segments between the two reporting periods.

        Company-sponsored product development expenditures for the current six months were $547,000 greater than the six months ended June 30, 1998. Expenditures within the Communications segment were essentially flat between the two periods, while expenditures increased slightly at both the Weather Information Systems and Defense Systems segments.

        Selling, general and administrative expenses increased $1,105,000 or 7% to $16,399,000 for the six months ended June 30, 1999 compared to the same period in the prior year. General and administrative expenses within the Communications segment were greater primarily as a result of additional costs during the first quarter of 1999 due to new staffing and employee severance costs related to the restructuring efforts that began in the fourth quarter of 1998. Additionally, expenses at corporate headquarters were greater than the prior year period.

        Interest expense for the current six month period increased $160,000 to $681,000 from $521,000 in the prior year period primarily as a result of additional borrowings to support working capital requirements and to fund capital expenditures within the Communications and Defense Systems segments. Other expense increased $1,135,000 to $412,000 for the current six months compared to other income of $723,000 for the six months ended June 30, 1998. The current six months included the costs associated with the shut down of the Communications segment's San Clemente, California facility as previously discussed in the Results of Operations-Quarter Ended June 30, 1999. The six months ended June 30, 1998 included a $325,000 payment received by the Weather Information Systems segment regarding the settlement of a dispute.

        The Company's effective tax rate was 32% for 1999 as compared to the 33% rate used for the six months in 1998 due to anticipated tax benefits associated with research and experimentation efforts and increased activity within our Foreign Sales Corporation.

        Continuing operations for the six months ended June 30, 1999 resulted in a loss of $681,000 or $.11 per diluted share as compared to income of $1,963,000 or $.32 per diluted share for the six months ended June 30, 1998.

        The results of the discontinued air monitoring business for the six months ended June 30, 1999 were recognized in 1998. The results of the operations of the discontinued Geoscientific segment for the six months ended June 30, 1999 were deferred and will be included with the expected gain on the disposal of this operation. The previously deferred after-tax losses of $9,846,000 for the discontinued broadcast equipment manufacturing business were recognized in the second quarter of 1999, as well as an after-tax provision of $9,300,000 for anticipated additional losses in operations and upon disposal. The period ended June 30, 1998 included net income of $5,514,000 or $.89 per diluted share relating to the discontinued operations.

         Net loss for the six months ended June 30, 1999 was $19,827,000 or $3.29 per diluted share as compared to net income of $7,477,000 or $1.21 per diluted share for the six months ended June 30, 1998, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        During the current period the Company satisfied its working capital and capital expenditure requirements through borrowings on its line of credit facilities and cash generated by operations. At June 30, 1999, the Company's working capital balance, net of assets of discontinued operations, was $55,672,000, compared to $62,646,000 at December 31, 1998, reflecting the Company's $4,000,000 inventory write-down within the Communications segment and additional short-term borrowing. The Company had a working capital ratio of 2.35 to 1.0 and debt to total capitalization of 12%. Purchases of property, plant and equipment for continuing operations totaled $3,149,000 for the six months ended June 30, 1999 compared to $2,374,000 for the same period in the prior year. At June 30, 1999, the Company's continuing operations had short-term line of credit facilities aggregating $44,849,000 of which $23,726,000 was available for additional short-term borrowings.

        Due to the intent of Bank of America and First Union Bank to terminate their banking relationship with our Continental Electronics Corporation and TRAK Microwave Corporation subsidiaries, respectively, and our plans to consolidate cash management at the corporate headquarters, we solicited several banks and received two credit facility proposals during the quarter ended June 30, 1999. Based on our review of the proposed terms and cost projections submitted by the banks, we selected the proposal offered by Bank of America, signed an expression of interest, and notified our current bank, Wells Fargo Bank, of our decision. Bank of America subsequently decided not to go forward with its proposal. As a result of this decision, we were forced to seek extensions of the current credit facilities with Wells Fargo Bank, Bank of America and First Union Bank, which were granted until September 13, 1999, with certain restrictions on additional debt and intercompany cash transactions. The total amount of funds available under the lines, was reduced by $5,000,000. As the Company has not commenced substantive discussions with any banks relating to new or replacement credit facilities, there can be no assurance that we will be able to obtain such credit facilities or whether acceptable terms for such facilities will be offered by any bankers. We are evaluating our options and believe new credit facilities will be obtained from Wells Fargo Bank or we will establish replacement credit facilities with another bank. If we are successful in obtaining new credit facilities, the terms of such facilities may provide for higher interest rates or more restrictive terms than our existing facilities. If we are unable to obtain adequate credit facilities, ability to fund working capital requirements for our Continental and GeoScience subsidiaries, after the September 13, 1999 expiration date, will be adversely affected.

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

        The Company expects to complete its Y2K project during 1999. Based on available information, the Company believes that it has addressed all potential areas of exposure and believes no material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Y2K project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Y2K modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will identify and remediate all significant Y2K problems on a timely basis, that remedial efforts will not involve significant time and expense or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

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

                           PART II. OTHER INFORMATION


ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        1. Elected all eight (8) management nominees for directors pursuant to proxies solicited without opposition under regulation 14A, as stated below:

                                                 VOTES                VOTES
               NOMINEE                          IN FAVOR             WITHHELD
               -------                          --------             --------
               J. Michael Camp                  4,390,993            1,026,382

               W. L. Creech                     3,608,026            1,809,349

               Michael C. Forrest               3,458,266            1,959,109

               Richard S. Friedland             4,391,006            1,026,369

               A.A. Gallotta, Jr.               3,459,026            1,958,349

               Wendell W. Gamel                 3,461,398            1,955,977

               Coy J. Scribner                  3,466,810            1,950,565

               Charles K. Watt                  4,237,491            1,179,884

        2. Ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Registrant for the year ending December 31, 1999 (5,401,425 shares voted for, 11,237 voted against and 4,571 shares abstained.)

        3. Approved the adoption of the Tech-Sym Corporation 1998 Equity Incentive Plan (Second Amendment and Restatement) (3,546,190 shares voted for, 1,858,974 shares voted against and 12,211 shares abstained.)


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

                *10(a) 1998 Equity Incentive Plan (Second Amendment and Restatement) [Registrant's Definitive Proxy (filed 4/9/99, SEC File No. 1-4371, Exhibit A].

                27      Financial Data Schedule

* Incorporated by reference to prior filing, as indicated.

        (b) Reports on Form 8-K.

                      None

        No financial statements were filed as a part of this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TECH-SYM CORPORATION
                                                 -------------------------------
                                                 Registrant

               Date: August 16, 1999             /S/ J. MICHAEL CAMP
                                                 -------------------------------
                                                 J. Michael Camp, President
                                                 and Chief Executive Officer

               Date: August 16, 1999             /S/ RAY F. THOMPSON
                                                 -------------------------------
                                                 Ray F. Thompson, Vice President
                                                 and Chief Financial Officer