Form 10-Q
period 1999-09-30
TECH SYM CORP
filed 1999-11-12
CIK 96669

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON                                   OUTSTANDING AT OCTOBER 29, 1999
----------------                             -------------------------------
Common Stock, $.10 par value                             6,035,731

                                    FORM 10-Q

                              TECH-SYM CORPORATION

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
Part I. Financial Information

   Item 1. Financial Statements

      Consolidated Balance Sheet September 30, 1999
        (unaudited) and December 31, 1998 ............................       1

      Consolidated Statement of Operations for the
        quarter ended September 30, 1999 and 1998 (unaudited) ........       2

      Consolidated Statement of Operations for the nine
        months ended September 30, 1999 and 1998 (unaudited) .........       3

      Consolidated Statement of Cash Flows for the nine
        months ended September 30, 1999 and 1998(unaudited) ..........       4

      Consolidated Statement of Changes in Shareholders'
        Investment for the nine months ended September
        30, 1999 amd 1998 (unaudited) ................................       5

      Notes to Consolidated Financial Statements .....................    6-11

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................   12-15

Part II. Other information

   Item 6. Exhibits and Reports on Form 8-K ..........................      16

Signatures ...........................................................      16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               TECH-SYM CORPORATION
                            CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)


                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1999            1998
                                                                   ------------    ------------
                                                                    (UNAUDITED)
ASSETS
Current assets
       Cash and cash equivalents ..............................      $   3,674       $   3,417
       Short-term investments .................................            100             228
       Receivables, net .......................................         32,044          25,271
       Unbilled revenue .......................................         38,806          39,315
       Inventories, net .......................................         21,448          24,753
       Net assets of discontinued operations (Note 2) .........         61,527          86,806
       Other ..................................................          1,105           6,235
                                                                     ---------       ---------
            Total current assets ..............................        158,704         186,025
Property, plant and equipment, net ............................         30,263          18,817
Long-term receivables, net ....................................                          2,224
Long-term deferred tax asset .................................           4,735
Other assets ..................................................         17,551          17,035
                                                                     ---------       ---------
            Total assets ......................................      $ 211,253       $ 224,101
                                                                     =========       =========


LIABILITIES
Current liabilities
       Notes payable ..........................................      $  20,999       $  13,911
       Current maturities of long-term debt ...................          1,237           1,178
       Accounts payable .......................................          9,709           8,152
       Billings in excess of cost and estimated earnings
          on uncompleted contracts ............................          6,704           5,163
       Other accrued liabilities ..............................         11,439           8,169
                                                                     ---------       ---------
            Total current liabilities .........................         50,088          36,573
Minority interest .............................................         (1,222)
Long-term debt ................................................          1,641           2,335
Deferred taxes on income ......................................          9,452           9,452
Other liabilities and deferred credits ........................          8,433           8,010
                                                                     ---------       ---------
            Total liabilities .................................         68,392          56,370

SHAREHOLDERS' INVESTMENT
Preferred stock-authorized 2,000,000 shares,
   without par value; none issued
Common stock-authorized 20,000,000 shares,
   $.10 par value; issued 8,090,831 and 8,044,881, respectively            809             804
Additional capital ............................................         41,985          41,361
Accumulated earnings ..........................................        133,999         157,739
Accumulated other comprehensive loss, net .....................         (3,631)         (3,489)
Common stock held in treasury at cost
   (2,055,100 and 1,980,400 shares) ...........................        (30,301)        (28,684)
                                                                     ---------       ---------
            Total shareholders' investment ....................        142,861         167,731
                                                                     ---------       ---------
            Total liabilities and
               shareholders' investment .......................      $ 211,253       $ 224,101
                                                                     =========       =========


        The accompanying notes are an integral part of these consolidated financial statements.

                             TECH-SYM CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                            FOR THE QUARTER
                                                          ENDED SEPTEMBER 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------


Revenue ............................................    $ 42,197       $ 35,038
Cost of revenue ....................................      28,845         25,742
                                                        --------       --------
       Gross margin ................................      13,352          9,296

Company-sponsored product development ..............         702            793
Selling, general and administrative expense ........      11,161          7,168
Interest expense ...................................         464            169
Other expense (income), net ........................         176           (186)
                                                        --------       --------

     Income from continuing operations before income
        taxes and minority interest ................         849          1,352

Provision for income taxes .........................         271            381
Minority interest ..................................        (106)
                                                        --------       --------
     Income from continuing operations .............         684            971

(Loss) income from discontinued operations, net of
   applicable income tax (benefit) expense and
   minority interest (Note 2) ......................      (4,597)         1,957

     Net (loss) income .............................    $ (3,913)      $  2,928
                                                        --------       --------
(Loss) earnings per common share
     Continuing operations
        Basic ......................................    $    .11       $    .16
        Diluted ....................................         .11            .16
     Discontinued operations
        Basic ......................................        (.76)           .32
        Diluted ....................................        (.76)           .32
     Net (loss) income
        Basic ......................................        (.65)           .48
        Diluted ....................................        (.65)           .48


Weighted average common shares outstanding
     Basic .........................................       6,030          6,072
     Diluted .......................................       6,030          6,161


 The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                       -------------------------
                                                                          1999            1998
                                                                       ---------       ---------
Revenue .........................................................      $ 115,524       $ 100,938
Cost of revenue .................................................         83,808          72,295
                                                                       ---------       ---------
       Gross margin .............................................         31,716          28,643

Company-sponsored product development ...........................          2,575           2,119
Selling, general and administrative expense .....................         27,560          22,364
Interest expense ................................................          1,145             690
Other expense (income), net .....................................            588            (909)
                                                                       ---------       ---------
     (Loss) income from continuing operations before
        income taxes and minority interest ......................           (152)          4,379


(Benefit) provision for income taxes ............................            (49)          1,445
Minority interest ...............................................           (106)
                                                                       ---------       ---------
     Income from continuing operations ..........................              3           2,934

(Loss) income from discontinued operations, net of
   applicable income tax (benefit) expense and
   minority interest (Note 2) ...................................        (23,743)          7,471
                                                                       ---------       ---------
     Net (loss) income ..........................................      $ (23,740)      $  10,405
                                                                       =========       =========
(Loss) earnings per common share
     Continuing operations
        Basic ...................................................      $     .00       $     .48
        Diluted .................................................            .00             .48
     Discontinued operations
        Basic ...................................................          (3.94)           1.23
        Diluted .................................................          (3.94)           1.21
     Net (loss) income
        Basic ...................................................          (3.94)           1.72
        Diluted .................................................          (3.94)           1.69


Weighted average common shares outstanding
     Basic ......................................................          6,025           6,064
     Diluted ....................................................          6,025           6,174


        The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                 -----------------------
                                                                                   1999           1998
                                                                                 --------       --------
Cash flows from operating activities
  Net (loss) income .......................................................      $(23,740)      $ 10,405
       Loss (income) from discontinued operations .........................        14,443         (7,471)
       Provision for disposal of discontinued operation ...................         9,300
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
       Provision for inventory write-down .................................         4,000
       Depreciation and amortization ......................................         3,858          4,017
       Minority interest ..................................................          (106)
       Loss on disposal of property, plant & equipment ....................           126            399
  Change in operating assets and liabilities
       Receivables ........................................................        (4,048)         3,291
       Unbilled revenue ...................................................           509          2,974
       Inventories ........................................................          (668)        (2,212)
       Other assets .......................................................           341            152
       Accounts payable and taxes on income ...............................           611         (4,037)
       Billing in excess and other accrued liabilities ....................         5,067         (5,059)
       Other liabilities and deferred credits .............................           400         (1,005)
                                                                                 --------       --------
         Net cash provided by operating activities of continuing operations        10,093          1,454
                                                                                 --------       --------
Cash flows from investing activities of continuing operations
  Capital expenditures ....................................................        (4,510)        (3,912)
  Capital expenditures on equipment manufactured for lease ................       (10,246)
  Purchase of business, net of acquired cash ..............................        (1,899)
  Purchase of GeoScience common stock .....................................          (708)
  Purchase of investment securities .......................................          (137)
  Sale of investment securities ...........................................           265
  Other ...................................................................            73             74
                                                                                 --------       --------
         Net cash used for investing activities of continuing operations ..       (17,162)        (3,838)
                                                                                 --------       --------
Cash flows from financing activities of continuing operations
  Net borrowings (payments) under bank line of credit agreements ..........         7,092        (10,164)
  Payments on long-term debt ..............................................        (1,235)          (778)
  Proceeds from long-term debt ............................................           369            495
  Proceeds from exercise of stock options .................................           629            515
  Acquisition of treasury shares ..........................................        (1,617)          (632)
                                                                                 --------       --------
        Net cash provided by (used for) financing activities of
           continuing operations ..........................................         5,238        (10,564)
                                                                                 --------       --------
Net cash provided by discontinued operations ..............................         2,088          8,773
                                                                                 --------       --------
Net increase (decrease) in cash and cash equivalents ......................           257         (4,175)
Cash and cash equivalents at beginning of period ..........................         3,417          6,538
                                                                                 --------       --------
Cash and cash equivalents at end of period ................................      $  3,674       $  2,363
                                                                                 ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      ACCUMULATED
                                                                                         OTHER                             TOTAL
                                          COMMON STOCK     ADDITIONAL   ACCUMULATED  COMPREHENSIVE  TREASURY   STOCK   SHAREHOLDERS'
                                        SHARES    AMOUNT     CAPITAL     EARNINGS        LOSS        SHARES    AMOUNT    INVESTMENT
                                       --------  --------    --------    --------      --------    ---------  --------    --------
Balance at December 31, 1998 ........     8,045  $    804    $ 41,361    $157,739      $ (3,489)       1,980  $(28,684)   $167,731

Comprehensive loss for 1999
  Net loss ..........................                                     (23,740)
  Other comprehensive
     loss, net of tax
      Foreign currency
        translation adjustments .....                                                      (142)
         Total comprehensive loss....                                                                                      (23,882)

Acquisition of treasury shares ......                                                                     75    (1,617)     (1,617)

Issuance of common stock
   for stock options ................        46         5      624                                                             629
                                       --------  -------- --------       --------      --------    ---------  --------    --------
Balance at September 30, 1999 .......     8,091  $    809 $ 41,985       $133,999      $ (3,631)       2,055  $(30,301)   $142,861
                                       ========  ======== ========       ========      ========    =========  ========    ========

                                                                                      ACCUMULATED
                                                                                         OTHER                             TOTAL
                                           COMMON STOCK     ADDITIONAL  ACCUMULATED  COMPREHENSIVE  TREASURY   STOCK   SHAREHOLDERS'
                                        SHARES     AMOUNT     CAPITAL    EARNINGS    INCOME (LOSS)   SHARES    AMOUNT    INVESTMENT
                                       --------   --------   --------    --------      --------    ---------  --------    --------
Balance at December 31, 1997 ........     7,995   $    799   $ 40,677    $152,644      $ (3,277)       1,937  $(27,660)   $163,183

Comprehensive income for 1998
  Net income ........................                                      10,405
  Other comprehensive
     income, net of tax
      Foreign currency
        translation adjustments .....                                                     1,043
         Total comprehensive income..                                                                                       11,448

Acquisition of treasury shares ......                                                                     25      (632)       (632)

Issuance of common stock
   for stock options ................        39          4        511                                                          515
                                      ---------   --------   --------   ---------       --------    --------  --------    --------
Balance at September 30, 1998 .......     8,034   $    803   $ 41,188    $163,049      $ (2,234)       1,962  $(28,292)   $174,514
                                       ========   ========   ========    ========      ========     ========  ========    ========


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

      In the opinion of the Company's management ("Management") all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments include normal recurring items, a $1,000,000 charge in the third quarter to fund the benefits associated with the dissolution of the Company's Executive Retirement Plan and Nonemployee Director Retirement Plan, and a $4,000,000 charge in the second quarter for inventory write-downs within the Communications segment (See Management's Discussion and Analysis).

      The consolidated statements of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

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

NOTE 2 - DISCONTINUED OPERATIONS

      Effective June 30, 1998, the Company adopted a plan to sell its businesses involved in real estate development (Lake Investment Company or "Lake"), the manufacture of air monitoring products (Anarad, Inc. or "Anarad") and the manufacture of radio and television broadcast equipment (Continental Electronics Corporation, or "Continental"), and effective December 31, 1998, the Company adopted a plan to sell its majority owned (80.067%) subsidiary, GeoScience Corporation ("GeoScience"), which is involved in the manufacture of seismic equipment used in the exploration for hydro-carbons. The effective dates of June 30, 1998 and December 31, 1998 are the respective measurement dates referred to when discussing the results of operations of these businesses.

      The presentation of the discontinued operations includes segregation of the operating results in the Consolidated Statement of Operations for the quarter and nine months ended September 30, 1999 and 1998. The net assets of the discontinued operations are segregated at September 30, 1999 and December 31, 1998 in the Consolidated Balance Sheet and at September 30, 1999 and 1998 in the Consolidated Statement of Cash Flows. Accordingly, the revenue, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Income (loss) from discontinued operations, net of applicable income taxes (benefits)", as "Net assets of discontinued operations" and as "Net cash provided by discontinued operations" for all periods listed above. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

        On November 18, 1998, the Company sold Lake. On March 15, 1999, the Company sold substantially all of the assets of Anarad. The results of operations and disposition of Lake and Anarad were reflected in the 1998 financial statements. During the second quarter of 1999, the Company did not receive scheduled payments on the $3,100,000 note receivable from Consumer Loan Portfolios, Inc., for the sale of Lake. Due to the non-payment of the note receivable, the Company has issued a demand for arbitration and statement of claim as provided in the purchase agreement. The Company did not receive any payments on the note receivable during the third quarter.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Since the measurement date, the Company has marketed its radio and television broadcast equipment business, Continental. Several potential purchasers have conducted initial due diligence investigations. None of the potential buyers have made a binding offer for the business to date. Since the Company announced its intent to divest the broadcast equipment business, Continental has incurred significant operational losses, mainly generated by its German operation. Despite recent financial and operational improvements under new management, the Company believes that continued improvements in both operational results and market acceptance of digital products are necessary before prospective buyers will have a strong interest in acquiring the business. Given these facts, during the quarter ended June 30, 1999, the Company recognized previously deferred after-tax losses of $9,846,000 and a $9,300,000 after-tax provision for losses anticipated to be incurred until and upon completion of the disposition of the broadcast equipment business. While still exploring opportunities to sell the entire broadcast equipment business, the Company has decided to consolidate the German operations into the operations in Dallas, Texas. All current contracts in process at the German operation will be completed prior to the consolidation and customer support thereafter will be provided by the U.S. operation.

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

      In October 1999, the Company agreed to tender its shares in GeoScience to Compagnie Generale De Geophysique (CGG) pursuant to the tender offer related to the merger of GeoScience and Sercel, Inc., a wholly owned subsidiary of CGG. Under the terms of the agreement, the Company will receive $53,600,000 in cash for its 7,995,000 shares, or $6.71 per share, and CGG will assume GeoScience's debt obligations of approximately $35,000,000 at the date of the agreement, eighty percent of which is guaranteed by the Company. The merger agreement is subject to several conditions including the successful completion of CGG's share capital increase that was announced on September 9, 1999. Closing is targeted by year-end, but may be extended to March 31, 2000, under certain conditions. While the terms of the merger would result in a gain on the transaction, that gain will be insufficient to offset operating losses that had been previously deferred on the anticipation of a larger gain. As a result, the Company recognized an after-tax loss of $4,597,000 in the third quarter of 1999, related to the expected results from the anticipated disposition of GeoScience.

      Revenue related to discontinued operations for the quarter ended September 30, 1999 was $11,107,000 for GeoScience and $11,080,000 for Continental. Revenue related to discontinued operations for the nine months ended September 30, 1999 was $68,824,000, $29,334,000 and $348,000 for GeoScience, Continental and Anarad, respectively.

      Revenue related to discontinued operations for the quarter ended September 30, 1998 was $24,666,000, $9,043,000, $458,000 and $590,000 for GeoScience,
Continental, Anarad and Lake, respectively. Income before income taxes for the quarter ended September 30, 1998 was $2,671,000 for GeoScience and $76,000 for Lake, while Continental and Anarad experienced losses of $2,006,000 and $317,000, respectively. Net income for the discontinued operations for the quarter ended September 30, 1998 was $2,276,000 and $76,000 for GeoScience and Lake, respectively, and net losses for the same period were $1,501,000 and $202,000 for Continental and Anarad, respectively. All income/loss amounts exclude Tech-Sym Corporate overhead allocations.

      The revenue related to discontinued operations for the nine months ended September 30, 1998 was $91,178,000, $26,683,000, $2,219,000 and $1,366,000 for
GeoScience, Continental, Anarad and Lake, respectively. Income before income taxes for the nine months ended September 30, 1998 was $11,510,000 for GeoScience, while Continental, Anarad and Lake experienced losses of $4,646,000, $594,000 and $84,000, respectively. Net income for the discontinued operations for the nine months ended September 30, 1998 was $11,562,000 for GeoScience and net losses for the same period were $3,270,000, $688,000 and $331,000 for Continental, Anarad and Lake, respectively. All income/loss amounts exclude Tech-Sym Corporate overhead allocations.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      For financial reporting purposes, the assets and liabilities of the discontinued operations at September 30, 1999 have been classified in the consolidated balance sheet as net assets of discontinued operations and consist of the following (in thousands):

                                  GeoScience(1)   Continental      Total
                                  ------------    -----------    ---------
  Current assets................     $93,116        $22,946       $116,062
  Total assets..................     131,897         30,224        162,121
  Current liabilities...........      48,216         25,068         73,284
  Total liabilities.............      68,518         32,076        100,594
  Net assets of discontinued
    operations..................      63,379         (1,852)        61,527

       (1) GeoScience's net assets presented in this table reflect Tech-Sym's 80.067% ownership of GeoScience, including minority interest liability and deferred expense, goodwill and deferred amortization expense, intercompany payable and additional income tax expense.

NOTE 3 - ACQUISITIONS

      In July 1999, the Company acquired 51% of Crosslink, Inc., a wireless communications product and services business for $2,000,000 cash. Crosslink's third quarter results are incorporated in the Company's Consolidated Statement of Operations for the quarter and nine months ended September 30, 1999 and Consolidated Statement of Cash Flows for the nine months ended September 30, 1999. Crosslink's assets and liabilities are included in the Company's Consolidated Balance Sheet as of September 30, 1999.

      In August 1999, the Company purchased 95,000 shares of GeoScience Corporation on the open market at an average price of $7.41. The purchase increased the Company's ownership of GeoScience from 79.12% to 80.067%, which should enable the Company to include GeoScience in its consolidated Federal Tax filings going forward.

NOTE 4 - INVENTORIES

      Inventories, which consist principally of electronic components, of which $254,000 at September 30, 1999 is subject to lease, are summarized as follows (in thousands):

                                 SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                 ------------------         -----------------
         Raw materials.........         $16,715                   $16,686
         Work in progress......           7,849                     7,514
         Finished goods........           2,988                     2,430
                                     ----------                ----------
                                         27,552                    26,630
         Less reserve..........          (6,104)                   (1,877)
                                     ----------                ----------
                                     $   21,448                $   24,753
                                     ==========                ==========

NOTE 5 - PER SHARE DATA

      Basic per share amounts are computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only potentially dilutive shares the Company has outstanding. Due to the Company's losses, diluted earnings per share presented on the Consolidated Statement of Operations for the quarter and nine months ended September 30, 1999, do not reflect any effect from outstanding stock options because to do so would have been anti-dilutive. Outstanding stock options for the quarter and nine months ended September 30, 1999 were 953,440. The Company had 417,900 outstanding options that were anti-dilutive and were excluded from the computation of diluted earnings per share for the quarter and nine months ended September 30, 1998.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      During the second quarter of 1999, the Company repurchased 71,700 shares of its common stock under a previously approved repurchase program. Effective May 11, 1999, the Company's Board of Directors authorized the Company to repurchase 250,000 shares of its common stock and rescinded the 6,100 shares remaining on the previous program. Additionally, the Company purchased 3,000 shares of its common stock under the new repurchase plan during the second quarter of 1999. The Company did not purchase any common stock in the third quarter of 1999.

NOTE 6 - RECENT PRONOUNCEMENTS

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

NOTE 7 - SEGMENT INFORMATION

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

      The Company evaluates the performance of its segments and allocates resources to them based on revenue and income before taxes; however, there is a charge to allocate corporate centralized general and administrative costs to each of its operating segments.

      The tables below present certain information regarding the continuing operations for the quarter ended September 30, 1999 and 1998 (in thousands):

QUARTER ENDED SEPTEMBER 30, 1999
--------------------------------                                      WEATHER
                                         COMMUNI-        DEFENSE    INFORMATION                   RECONCILING
                                         CATIONS         SYSTEMS      SYSTEMS           OTHER        ITEMS            TOTAL
                                         --------        -------    -----------       --------    -----------       --------
Revenue from unaffiliated customers      $ 19,201       $ 13,980       $  7,604       $  1,412        $             $ 42,197
Operating income (loss) ...........          (536)         1,471          3,091           (217)                        3,809
Corporate centralized general and
   administrative expenses.........           300            325             95                         1,600(1)       2,320
Interest expense ..................           158             29              3              3            271            464
Other (income) and expense, net ...           590            (29)           (20)            (3)          (362)           176
Income (loss) before income
   taxes (benefits) ...............      (1,584)(2)        1,146(2)       3,013(2)        (217)        (1,509)           849
Depreciation and amortization .....           732            575             60             25             55(3)       1,447
Capital expenditures ..............           925         10,342(4)         309             34             (3)        11,607


                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


QUARTER ENDED SEPTEMBER 30, 1998
--------------------------------                                     WEATHER
                                         COMMUNI-       DEFENSE    INFORMATION    RECONCILING
                                          CATION        SYSTEMS      SYSTEMS         ITEMS            TOTAL
                                         --------       -------    -----------    -----------       --------
Revenue from unaffiliated customers      $ 16,052      $ 15,648       $  3,338       $              $ 35,038
Operating income ..................           731           787            858                         2,376
Corporate centralized general and
   administrative expenses.........           300           261             56            424(1)       1,041
Interest expense ..................           136             4                            29            169
Other (income) and expense, net ...           280          (178)           (98)          (190)          (186)
Income (loss) before income
   taxes (benefits) ...............            15(2)        700(2)         900(2)        (263)         1,352
Depreciation and amortization .....           530           324             44             57(3)         955
Capital expenditures ..............           637           278             90             38          1,043


Notes for the quarters ended September 30, 1999 and 1998.

(1)   Corporate expenses not allocated to subsidiaries for financial reporting.
(2)   Includes the allocated corporate expenses.
(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.
(4)   Includes expenditures of $10,246,000 for equipment manufactured for lease.

   The tables below present certain information regarding the continuing operations for the nine months ended September 30, 1999 and 1998 (in thousands):


NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------                                    WEATHER
                                         COMMUNI-        DEFENSE      INFORMATION                     RECONCILING
                                         CATIONS         SYSTEMS        SYSTEMS            OTHER         ITEMS            TOTAL
                                         --------       ---------     -----------        --------     -----------       ---------
Revenue from unaffiliated customers     $  58,564       $  38,673       $  16,875       $   1,412     $                 $ 115,524
Operating income (loss) ...........        (2,422)          4,008           5,458            (217)                          6,827
Corporate centralized general and
   administrative expenses.........         1,000             976             245                           3,025(1)        5,246
Interest expense ..................           467              60               3               3             612           1,145
Other (income) and expense, net ...         2,084             (64)           (180)             (3)         (1,249)            588
Income (loss) before income
   taxes (benefits) ...............        (5,973)(2)       3,036(2)        5,390(2)         (217)         (2,388)           (152)
Depreciation and amortization .....         2,251           1,237             181              25             164(3)        3,858
Capital expenditures ..............         2,915          11,042(4)          726              34              39          14,756


                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------                                    WEATHER
                                          COMMUNI-       DEFENSE      INFORMATION     RECONCILING
                                           CATIONS       SYSTEMS        SYSTEMS          ITEMS            TOTAL
                                          --------      ---------     -----------     -----------       ---------
Revenue from unaffiliated customers      $  48,499      $  41,643       $  10,796     $                 $ 100,938
Operating income ..................          1,150          2,994           2,751                           6,895
Corporate centralized general and
   administrative expenses.........            900            787             169             879(1)        2,735
Interest expense ..................            466              5                             219             609
Other (income) and expense, net ...            948           (520)           (610)           (727)           (909)
Income (loss) before income
   taxes (benefits) ...............         (1,164)(2)      2,722(2)        3,192(2)         (371)          4,379
Depreciation and amortization .....          2,164            994             233             155(3)        3,546
Capital expenditures ..............          2,682            511             175              49           3,417


Notes for the nine months ended September 30, 1999 and 1998.

(1)  Corporate expenses not allocated to subsidiaries for financial reporting.
(2)  Includes the allocated corporate expenses.
(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.
(4) Includes capital expenditures of $10,246,000 for equipment manufactured for lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As discussed in Note 2 to the Notes to Consolidated Financial Statements, the Company has discontinued certain businesses, therefore Management's discussion and analysis of financial condition and results of operations below relates only to the Company's continuing businesses.

      In July 1999, the Company acquired 51% of Crosslink, Inc., a wireless communications product and services business for $2,000,000 cash. Crosslink's third quarter results are incorporated in the Company's Consolidated Statement of Operations for the quarter and nine months ended September 30, 1999 and Consolidated Statement of Cash Flows for the nine months ended September 30, 1999. Crosslink's assets and liabilities are included in the Company's Consolidated Balance Sheet as of September 30, 1999.

      In August 1999, the Company purchased 95,000 shares of GeoScience Corporation on the open market at an average price of $7.41. The purchase increased the Company's ownership of GeoScience from 79.12% to 80.067%, which should enable the Company to include GeoScience in its consolidated Federal Tax filings going forward.

      In October 1999, the Company agreed to tender its shares in GeoScience to Compagnie Generale De Geophysique (CGG) pursuant to the tender offer related to the merger of GeoScience and Sercel, Inc., a wholly owned subsidiary of CGG. Based upon the terms of the agreement, as more fully discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company recognized an after-tax loss of $4,597,000 in the third quarter of 1999 related to the expected results from the anticipated disposition of GeoScience.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1998

      Revenue for the quarter ended September 30, 1999 increased $7,159,000 or 20% to $42,197,000 compared to $35,038,000 for the quarter ended September 30, 1998. The increase occurred in the Communications and Weather Information Systems segments, where the increase was $3,149,000 or 20% and $4,266,000 or 128%, respectively, over the prior year quarter. The revenue increase in the Communications segment was due primarily to increased customer demand for ceramics and ferrite products used in the wireless communications industry resulting from improved market conditions. The revenue increase in the Weather Information Systems segment was primarily a result of completing several weather radar systems. The Defense Systems segment's revenue decreased $1,668,000 as compared to the same period in 1998, as certain jobs that were in full production in the prior year quarter were completed prior to the current quarter. The backlog of the Defense Systems segment increased $25,540,000 from the prior year quarter, with a number of new orders in the start up or early production phase.

      Consolidated gross margin as a percentage of sales for the quarter ended September 30, 1999 increased by 5% to 32% from 27% for the comparative period in 1998, primarily as a result of the large revenue increase in the Weather Information Systems segment. The manufacturing efficiencies derived from the increased output resulted in a 12% gross margin improvement in that business segment. The gross margin percentage for the Communications segment decreased to 21% for the current quarter as compared to 27% in the prior year quarter as a result of significant losses related to long-term non-commercial engineering projects. The gross margin percentage increased to 28% from 20% in the Defense Systems segment primarily reflecting the mix and stage of production of jobs in process between the two reporting periods.

      Company-sponsored product development expenditures for the current quarter were $91,000 less than in the quarter ended September 30, 1998. Expenditures within the Communications and the Defense Systems segments decreased slightly, while expenditures increased slightly within the Weather Information Systems segment from the comparative period.

      Selling, general and administrative expenses increased significantly between the two reporting periods, primarily as a result of the one-time charge of approximately $1,000,000 at the Company's headquarters in the current period to fund the benefits associated with the dissolution of the Company's Executive Retirement Plan and Nonemployee Director Retirement Plan and the inclusion of $617,000 of Crosslink's general and administrative expenses. Expenses within the Weather Information System were significantly higher, $889,000, due to selling commissions and incentive bonus accruals related to the increased revenue and profitability of that business segment. Expenses within the Communications segment were significantly higher, $1,068,000, due to increased commissions relating to increased revenue and increased general and administrative expenses relating to the increase in staffing associated with restructuring that began in the fourth quarter of 1998. Selling, general and administrative expenses for the Defense Systems segment increased slightly, $140,000, primarily due to increased proposal activity in the current quarter compared to the prior year quarter.

      Interest expense for the current quarter increased $295,000 to $464,000 from $169,000 in the prior year quarter primarily due to higher interest rates and greater borrowings on the Company's credit facilities during the current period versus the prior year period. Other expense was $176,000 for the current quarter compared to other income of $186,000 for the quarter ended September 30, 1998. The $362,000 increase in expense primarily reflects the lower earnings from our equity investment Scientific Research Corporation, due to its current development of a new business unit, Colocation Technologies. The Communications segment incurred unfavorable currency fluctuations and additional costs associated with the shut down and closeout of the San Clemente, California facility and the movement of its residual operations to the Tampa, Florida facility. In addition, losses were recognized resulting from the sale of assets within the Executive Retirement and Nonemployee Director Retirement Trust to fund payments under those plans.

      The Company's effective tax rate was 32% for 1999 as compared to the 33% rate used for the third quarter in 1998 due to anticipated tax benefits associated with research and experimentation efforts and increased activity within our Foreign Sales Corporation.

      Continuing operations for the quarter ended September 30, 1999 resulted in income of $684,000 or $.11 per diluted share as compared to income of $971,000 or $.16 per diluted share for the quarter ended September 30, 1998. The results of the discontinued operations included the recognition of an after-tax loss of $4,597,000 or $.76 per diluted share in the quarter ended September 30, 1999, due to the anticipated results of the disposition of the Geoscientific segment as previously discussed, whereas the period ended September 30, 1998 included net income of $1,957,000 or $.32 per diluted share relating to this segment.

      Net loss for the quarter ended September 30, 1999 was $3,913,000 or $.65 per diluted share as compared to net income of $2,928,000 or $.48 per diluted share for the quarter ended September 30, 1998, reflecting the net effect of the items discussed above.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

      Revenue for the nine months ended September 30, 1999 increased $14,586,000 or 14% to $115,524,000 compared to $100,938,000 for the nine months ended September 30, 1998. The increase occurred primarily in the Communications segment, where the increase was $10,065,000 or 21%, over the prior year period. The increase was due to major antenna programs under contract that were not in process in the first half of 1998 and increased demand for ceramic and ferrite products reflecting the improving market conditions in the wireless communications industry. The Weather Information Systems segment's revenue increased $6,079,000 or 56% over the prior year period as a result of completion of several weather radar systems during the period. The Defense Systems segment's revenue decreased $2,970,000 or 7% as certain jobs that were in full production in the prior year period had been completed prior to the current period.

      Consolidated gross margin as a percentage of sales for the nine months ended September 30, 1999 decreased to 27% from 28% for the comparative period in 1998 primarily as a result of the $4,000,000 charge for inventory reserves within the Communications segment. Without this charge, the consolidated gross margin percentage would have improved by 3% over the prior year period. The gross margin percentage for the Communications segment was unchanged from the prior year period without this additional charge. The gross margin percentage increased to 28% from 24% for the Defense Systems segment and to 58% from 54% in the Weather Information Systems segment, primarily reflecting the mix and stage of production of jobs in process at both segments between the two reporting periods.

      Company-sponsored product development expenditures for the current nine months were $456,000 greater than the nine months ended September 30, 1998. Expenditures within the Communications segment were essentially flat between the two periods, while expenditures increased slightly at both the Weather Information Systems and Defense Systems segments.

      Selling, general and administrative expenses increased $5,196,000 or 23% to $27,560,000 for the nine months ended September 30, 1999 compared to the same period in the prior year. Approximately $4,000,000 of the increase occurred in the third quarter of 1999 and was discussed in the quarter to quarter comparative above. Additionally, general and administrative expenses within the Communications segment were greater primarily as a result of additional costs due to new staffing and employee severance costs related to the restructuring efforts that began in the fourth quarter of 1998.

      Interest expense for the current nine month period increased $455,000 to $1,145,000 from $690,000 in the prior year period due to higher interest rates and greater borrowing on the Company's credit facilities. Additional borrowings were needed to support working capital requirements and to fund capital expenditures. Other expense increased $1,497,000 to $588,000 for the current nine months compared to other income of $909,000 for the nine months ended September 30, 1998. The current nine months included items discussed in the quarterly comparative above, as well as the costs associated with the shut down of the Communications segment's San Clemente, California facility as discussed in the Results of Operations in the 10-Q for the Quarter Ended June 30, 1999. The nine months ended September 30, 1998 was favorably impacted by the $325,000 payment received by the Weather Information Systems segment regarding the settlement of a dispute.

      The Company's effective tax rate was 32% for 1999 as compared to the 33% rate used for the nine months in 1998 due to anticipated tax benefits associated with research and experimentation efforts and increased activity within our Foreign Sales Corporation.

      Continuing operations for the nine months ended September 30, 1999 resulted in income of $3,000 or $.00 per diluted share as compared to income of $2,934,000 or $.48 per diluted share for the nine months ended September 30, 1998.

      The results of the discontinued air monitoring business for the nine months ended September 30, 1999 were recognized in 1998. The results of the discontinued operations for the current nine month period included recognition, in the second quarter of 1999, of previously deferred after-tax losses of $9,846,000 and an after-tax provision of $9,300,000 for anticipated additional losses in operations and disposal for the discontinued broadcast equipment manufacturing business and an after-tax loss of $4,597,000 recognized in the quarter ended September 30, 1999, due to the anticipated results of the disposition of the discontinued Geoscientific segment. The period ended September 30, 1998 included net income of $7,471,000 or $1.21 per diluted share relating to the discontinued GeoScience business.

       Net loss for the nine months ended September 30, 1999 was $23,740,000 or $3.94 per diluted share as compared to net income of $10,405,000 or $1.69 per diluted share for the nine months ended September 30, 1998, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      During the current period the Company satisfied its working capital and capital expenditure requirements through borrowings on its line of credit facilities and cash generated by operations. At September 30, 1999, the Company's working capital balance, net of assets of discontinued operations, was $47,089,000, compared to $62,646,000 at December 31, 1998, reflecting the Company's $4,000,000 inventory write-down within the Communications segment, an increase in accounts receivable and additional short-term borrowings. At September 30, 1999, the Company had a working capital ratio of 1.94 to 1.0 and debt to total capitalization of 14%. Purchases of property, plant and equipment for continuing operations totaled $14,756,000, including $10,246,000 relating to the capitalization of the costs associated with equipment manufactured for lease, for the nine months ended September 30, 1999, compared to $3,912,000 for the same period in the prior year. At September 30, 1999, the Company's continuing operations had short-term line of credit facilities aggregating $25,850,000 of which $4,805,000 was available for additional short-term borrowings.

      During the third quarter of 1999, the Company negotiated extensions of its credit facilities with Wells Fargo Bank and Bank of America from September 13, 1999 to October 31, 1999 and with First Union Bank from September 13, 1999 to November 13, 1999. Effective October 29, 1999, the Company, Wells Fargo Bank and Bank of America entered into a new consolidated credit facility for the same total amount to replace the individual credit facility with each of those banks. The individual credit facility between Continental Electronics Corporation and Bank of America was consolidated at the Tech-Sym Corporation level, with Continental Electronics Corporation guaranteeing the new Tech-Sym facility. The new credit facility expires on March 31, 2000. However, if certain financial conditions are not met by December 15, 1999 and December 31, 1999, the facility may be terminated by the banks. On November 12, 1999,the Company negotiated an extension through December 15,
1999 of its credit facility with First Union Bank with a reduction of $3,000,000 in the available credit facility.

YEAR 2000 COMPLIANCE

      As previously reported the Company is continuing its efforts to insure Y2K software failures, internally or externally, will not have an adverse effect on its financial position or results of operations. Cross-functional project teams, established during 1998 at each subsidiary, continue to review and assess the various factors surrounding the Y2K issues. The Company estimates the total cost of Y2K compliance activities for both continuing and discontinued operations will be less than $1,200,000 and the amount expended to date is approximately $900,000.


      The Company expects to complete its Y2K project during 1999. Based on available information, the Company believes that it has addressed all potential areas of exposure and believes no material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted a formal contingency plan in the event its Y2K project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Y2K modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will identify and remediate all significant Y2K problems on a timely basis, that remedial efforts will not involve significant time and expense or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

      Forward-looking statements in this document are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, risks associated with the uncertainty of market acceptance of the Company's products, limited number of customers, as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, risks associated with the completion of the merger agreement, and other risks detailed in the Company's filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

      (b)   Reports on Form 8-K.

            Current report on Form 8-K dated July 14, 1999 Item 5. Other Events, reported the information set forth in the press release dated July 14, 1999.

            Current report on Form 8-K dated July 19, 1999 Item 5. Other Events, reported the information set forth in the press release dated July 19, 1999.

            Current report on Form 8-K dated August 31, 1999 Item 5. Other Events, reported the information set forth in the press release dated August 31, 1999.

      No financial statements were filed as a part of this report.



                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TECH-SYM CORPORATION
                                          Registrant

      Date: November 12, 1999             /s/ J. MICHAEL CAMP
                                          J. Michael Camp, President
                                          and Chief Executive Officer


      Date: November 12, 1999             /s/ PAUL L. HARP
                                          Paul L. Harp, Treasurer and Controller
                                          (principal accounting officer)