Form 10-K
period 1999-12-31
TECH SYM CORP
filed 2000-03-30
CIK 96669

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999        COMMISSION FILE NUMBER 1-4371

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

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------- ------------------------------------------
  Common Stock (Par Value $.10 per          New York Stock Exchange
               share)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 17, 2000, 5,795,951 shares of the registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $96,929,915 (based on the March 17, 2000, closing sales price of $19.0625 published in THE WALL STREET JOURNAL reports of New York Exchange Composite Transactions).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                                   PAGE
                                                   ----
PART I
  Item  1. Business.............................     1
           General..............................     1
           Description of Business Segments.....     1
           Measurement of Segment Profit or Loss
             and Segment Assets.................     2
           Factors Management Used to Identify
             Reportable Segments................     2
           Discontinued Operations..............     2
           Business Strategy....................     3
           Products and Services................     3
           Product Development..................     5
           Marketing and Customers..............     5
           Government Contracts.................     6
           Manufacturing and Raw Materials......     7
           Competition and Business
             Conditions.........................     7
           Backlog..............................     7
           Intellectual Property................     7
           Regulatory Matters...................     8
           Employees............................     8
           Geographical Information.............     8
           Year 2000 Compliance.................     8
  Item  2. Properties...........................     8
  Item  3. Legal Proceedings....................     9
  Item  4. Submission of Matters to a Vote of
             Security Holders...................     9


PART II
  Item  5. Market for the Registrant's Common
             Equity and Related Stockholder
             Matters............................    10
  Item  6. Selected Financial Data..............    11
  Item  7. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations......................    12
  Item  7A. Quantitative and Qualitative
             Disclosures about Market Risk......    18
  Item  8. Financial Statements and
             Supplementary Data.................    18
  Item  9. Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure...............    18

PART III
  Item 10. Directors and Executive Officers of
             the Registrant.....................    19
  Item 11. Director and Executive
             Compensation.......................    22
  Item 12. Security Ownership of Certain
             Beneficial Owners and Management...    29
  Item 13. Certain Relationships and Related
             Transactions.......................    30

PART IV
  Item 14. Exhibits, Reports on Form 8-K and
             Financial Statement Schedules......    31

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

     The Company, incorporated in Nevada in 1944, is headquartered in Houston, Texas and has three reportable segments: communications, defense systems and weather information systems.

  DESCRIPTION OF BUSINESS SEGMENTS

     The Company's communications segment designs, develops and manufactures microwave components, magnetic materials, ceramic substrates and antennas for wireless terrestrial and satellite voice and data communications, precision timing and positioning equipment and electronics defense products. Its worldwide customers include manufacturers of communication systems, defense electronics systems and aerospace navigation and communications systems.

     The Company's defense systems segment designs, develops and manufactures a variety of electronic systems that includes electronic controls, guided missiles/munitions electronics, monitoring and power distribution systems for naval applications, systems for training and evaluating military pilots and crews and cargo handling and aerial delivery systems. Its primary customers are United States and foreign government agencies, government contractors and aerospace companies.

     The Company's weather information systems segment designs, develops and manufactures meteorological information systems that detect, analyze and display information on weather patterns and severe weather events through the use of sophisticated Doppler radar and computer processing. Its worldwide customers include meteorology and hydrology departments of universities and government agencies, military organizations, television stations and commercial organizations that sell weather data.

     The Company's "other" segment represents 2% of total 1999 sales and consists of the activity of CrossLink, Inc. ("CrossLink"), which was acquired in July 1999. The Company acquired 51% ownership of CrossLink, a Boulder, Colorado based company providing advanced wireless data products and services, for $2,000,000 in cash. CrossLink's primary products include both hardware and software for wireless data transfer systems. These products provide customers with the ability to track and monitor assets in a host of applications.

  MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The Company evaluates the performance of its segments and allocates resources based on sales and profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of Significant Accounting Policies in Note 1 of Notes to Consolidated Financial Statements. There are currently no intersegment sales or transfers.

  FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

     The Company's reportable segments are business units that design, manufacture and distribute distinct products, with distinct customer bases and are each managed separately.

  DISCONTINUED OPERATIONS

     During June 1998, the Company adopted a plan to sell its businesses involved in real estate development, manufacture of air monitoring products and manufacture of radio and television broadcast equipment, and during December 1998, the Company adopted a plan to sell its majority owned subsidiary, GeoScience Corporation ("GeoScience"). The effective dates of June 30, 1998, and December 31, 1998, are the respective measurement dates referred to when discussing the results of operations of these businesses elsewhere in this report. The discontinued businesses are reported as discontinued operations for all periods presented. All discontinued businesses, except the radio and television broadcast equipment manufacturer, Continental Electronics Corporation ("Continental"), had been sold, or otherwise disposed of, as of December 31, 1999.

     The presentation of the discontinued operations includes segregation of the operating results and the results of disposition of the discontinued businesses in the Consolidated Statement of Operations for the years ended December 31, 1999, 1998 and 1997. The net assets of the discontinued operations are segregated at December 31, 1999, and 1998 in the Consolidated Balance Sheet and in the Consolidated Statement of Cash Flows at December 31, 1999, 1998 and 1997.

     See (i) Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Note 2 of Notes to Consolidated Financial Statements.

     Continental, headquartered in Dallas, Texas, with subsidiaries in Germany and Chile, designs and manufactures radio frequency transmitters and other energy sources used for radio and television broadcasts, communications, radar systems and special applications. Continental's customers include the commercial radio and television broadcast industry, private and government agencies that operate radio stations, government agencies that engage in scientific research, industrial organizations whose applications include radio frequency heating and government defense agencies. Continental's business strategy focuses on the development of technologically advanced products primarily for the radio and television broadcast industry. The Company is in the process of liquidating the operations of its German subsidiary and is marketing its product lines to potential purchasers.

     Continental's products include (i) high power radio transmitters for use in "short" and "medium" wave frequency bands, (ii) lower power transmitters that operate at the radio broadcast frequencies commonly referred to as "AM" and "FM", (iii) high power energy sources and amplifiers for use in scientific projects, (iv) low frequency/very low frequency transmitters for communications from shore to ship and/or submarines, (v) over-the-horizon radar transmitters for the U.S. Air Force and high frequency communications transmitters for various branches of the military, (vi) television broadcast transmitters and antennas and (vii) digital audio broadcast ("DAB") equipment.

     Continental conducts its manufacturing operations from owned facilities comprising 158,000 square feet on a 14 acre tract and 84,000 square feet of leased facilities located in Dallas, Texas, a leased facility comprising 700 square feet in Grass Valley, California, owned facilities of 15,000 square feet in Santiago, Chile, and leased facilities of approximately 7,000 square feet in Berlin, Germany. At December 31, 1999, Continental employed approximately 266 persons worldwide, of whom 126 were employed in the United States.

  BUSINESS STRATEGY

     The Company's business strategy focuses on the development of technologically advanced products within each business segment. The Company attempts to develop business through growth of its internal product lines and through the acquisition of product lines, technology and businesses that complement internal product development. During December 1999, the Company retained Quarterdeck Investment Partners, Inc., to assist in evaluating strategic options for the Company. The possible alternatives include recapitalization, merger, privatization and sale of all or part of the Company.

  PRODUCTS AND SERVICES

COMMUNICATIONS

     The Company's communications products include microwave components and subsystems, magnetic materials, ceramic substrates, timing and positioning equipment, antennas and electronic defense products which are designed and manufactured by its subsidiary, TRAK Communications Inc. ("TRAK"). TRAK conducts its operations through four principal facilities located in: (i) Tampa, Florida; (ii) Dundee, Scotland; (iii) Chatsworth, California; and (iv) Hagerstown, Maryland.

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

     Magnetic materials and ceramic substrates manufactured by TRAK for radio frequency and microwave applications are used internally in its other products, as well as, sold to outside customers for use in many of the same markets and applications as microwave components and subsystems discussed above.

     The Company's products include extremely accurate timing systems for use by government and commercial organizations such as NASA, telephone companies and electric power utilities to synchronize communication carrier signals, initiate or time events and extract timing information from the GPS satellites.

     The Company designs and produces antennas for wireless voice and data communication, satellite communication, surveillance and range instrumentation. The Company also supplies antennas, fiber optic controllers and positioners for information gathering by the U.S. surveillance community and high power antennas used by the military for jamming enemy radars. Telemetry tracking systems and microprocessor-based antenna controllers are sold to the U.S. and foreign governments for use on military test and training ranges. The Company designs and produces antennas for air and land mobile satellite communications systems. In the wireless local loop market, the Company provides high performance base stations and home subscriber antennas for telephony systems. Its antennas are also embedded in spread spectrum wireless systems used by merchandisers to read bar codes and transfer information to and between computer information systems.

DEFENSE SYSTEMS

     The principal defense systems products include airborne training and instrumentation systems, maritime surveillance radars, shipboard electronics, guided missiles/munitions electronics and mechanical systems which are designed and manufactured by the Company's subsidiary, Metric Systems Corporation ("Metric"), located in Fort Walton Beach, Florida. The Company also provides support personnel and services to military training ranges.

     The airborne training systems consist of instrumentation pods which are attached to aircraft to collect data on the position, altitude, flight characteristics and weapons systems of the aircraft during simulated combat. The most current version of the pod contains a high-performance GPS receiver integrated with other state-of-the-art electronics to collect precise time and position information, along with weapons data from the aircraft during simulated combat. The data inputs are recorded in the pods and can be transmitted to identical pods on other aircraft, allowing training exercises to be conducted without being tethered to a fixed range location. The data can be downloaded or sent via telemetry to ground instrumentation equipment for display, debriefing and subsequent analysis by the participants. This equipment reduces the cost of operating Air Combat Maneuvering Instrumentation ("ACMI") ranges since manned radar tracking sites and other equipment are unnecessary. The Company also produces a family of advanced threat radar emitters and simulators that operate with the instrumentation pods to simulate a realistic combat environment for pilot training.

     The Company's shipboard electronic products are used on a variety of platforms. Electronic control, monitoring and power distribution equipment designed and produced by the Company has been used since the late 1970's on the U.S. Navy's Vertical Launching Systems ("VLS") deployed on the Ticonderoga (CG-47), Spruance (DD-963) and Arleigh Burke (DDG-51) classes of cruisers and destroyers. Similar systems have also been sold to the governments of Canada, Japan, Australia, New Zealand, Germany, Spain, South Korea and the Netherlands. The Company also supplies shipboard product subsystems for the AN/SQQ-89 Surface Anti-Submarine Warfare Combat System, firing mechanisms for the Tomahawk and Trident missiles and cable assemblies for the AEGIS weapon system. The Company's shipboard electrical switchgear, generator control, weapons control and internal communications equipment also have been installed on several classes of U.S. Navy and foreign military ships.

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

     The Company manufactures a variety of other systems including custom automated test equipment such as the Common Rail and Launcher Test Set used to test many types of airborne weapons launching systems. The Company's maritime surveillance radars are used for tracking low altitude aircraft and surface vessels to provide safety at sea and coastal defense data. The Company provides integration support for the U.S. Army Joint Surveillance and Target Attack Radar System ("JSTARS") and Common Ground Station ("CGS"). The Company also designs and manufactures electronic kits to upgrade "dumb" munitions with "smart" electronic packages providing increased accuracy and extended range capabilities for the users.

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

     The processing systems known as RADSYS 3000 TM, Weather Windows TM and EDGE TM (Enterprise Doppler Graphics Environment) provide meteorologists with automated radar control as well as enhanced meteorological displays and image processing capabilities. Both Weather Windows TM and EDGE TM processing systems can be utilized with WARN TM (Wide Area Radar Network) to generate a countrywide or large geographic area weather composite. WARN TM is capable of accepting data from a large number of radars for inclusion into the composite picture thereby providing very accurate weather information for an entire region.

     A unique software utility program developed by EEC for meteorologists, known as IMAGE TM (Integrated Meteorological Analysis and Graphics Environment), provides displays of weather features such as wind field vectors and the growth and decay of storm cells. The various processing systems can be run on a range of computer platforms from low-cost PC-based display and control systems through UNIX platform mid-range systems to larger scientific systems utilizing Hewlett Packard, IBM, Silicon Graphics and the Compaq Alpha station computers.

     Meteorological and hydrological agencies (international and domestic), television broadcasters and the U.S. military use the Company's Doppler weather radars to forecast weather and provide severe weather warnings. EEC's weather radars with dual polarization and precision Doppler processing, coupled with IMAGE TM and a full-featured computer based control and display subsystem, provide meteorologists and forecasters with a large amount of critical weather information. Historically, the majority of the Company's sales of weather information systems have been in foreign countries. More than 700 of the Company's weather radars have been installed in more than 65 countries.

OTHER SEGMENT

     In July 1999, the Company acquired 51% ownership of CrossLink, Inc., a Boulder, Colorado based company providing advanced wireless data products and services. CrossLink's primary products include both hardware and software for wireless data transfer systems. These products provide customers with the ability to track and monitor assets in a wide host of applications.

  PRODUCT DEVELOPMENT

     Each of the Company's business segments is actively engaged in the design and development of additional products and enhancements to their existing products. Information concerning the amount spent during each of the last three years on company-sponsored product development activities is set forth in the Company's "Consolidated Statement of Operations" on page F-3. Certain of the Company's product development activities are undertaken pursuant to government contracts and subcontracts. The costs incurred for product research and development under these contracts are charged to cost of sales rather than to product development costs.

  MARKETING AND CUSTOMERS

     The Company's products primarily are marketed directly by the sales forces of each of its business segments, with the assistance of domestic and international independent technical sales representatives who receive commissions on their sales. The principal customers for the communications products include the United States Government (primarily the armed services), communication and satellite equipment manufacturers, foreign government agencies, research organizations and government contractors. The defense systems products are sold to the armed forces of the United States and foreign governments, government contractors and aircraft manufacturers. The principal customers of the weather information systems segment include meteorology and hydrology departments of universities and government agencies, military organizations and television stations.

     The following table sets forth the percentage of total sales contributed by each of the Company's business segments for each of the last three years:

                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
               SEGMENT                  1999      1998      1997
-------------------------------------   ----      ----      ----
Communications.......................    49%       48%       47%
Defense Systems......................    35%       41%       42%
Weather Information Systems..........    14%       11%       11%
Other................................     2%

     The Company's largest customer is the United States Government, its agencies and contractors, whose purchases accounted for approximately 45% of the Company's consolidated sales in 1999. The Department of Defense and its contractors account for approximately 40% of that amount. The loss of these government contracts would have a material adverse effect on the Company. Contracts with or for the United States Government and most prime contractors may be terminated by the government at will. See "Government Contracts" below. The Company has not historically experienced any significant problems with contract cancellations.

     During fiscal 1999, 1998 and 1997, approximately 36%, 31% and 25%, respectively, of the Company's revenue was derived from sales to customers outside the United States. See Note 13 of Notes to Consolidated Financial Statements for geographic distribution of revenue.

  GOVERNMENT CONTRACTS

     Sales under contracts with or for the United States Government accounted for approximately $70,068,000 or 45% of the Company's revenue in 1999. Most of the Company's government contracts are fixed-price contracts. Under a fixed-price contract, the price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except that adjustments are made for costs incurred due to contract changes ordered by the government. Cost overruns incurred in connection with fixed-price contracts, particularly those involving engineering and development, could substantially reduce the Company's profitability or cause losses.

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

  MANUFACTURING AND RAW MATERIALS

     The Company manufactures or assembles its products, produces spare parts and repairs equipment previously sold. The Company maintains inventory, including work in process at different levels of completion, to enable the Company to satisfy customer delivery schedule requirements.

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

  BACKLOG

     The Company's backlog was approximately $105,000,000 and $110,000,000 as of December 31, 1999, and 1998, respectively. The backlog as of such dates which was reasonably expected to be filled within twelve months of such dates, was $82,000,000 and $89,000,000, respectively.

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

  REGULATORY MATTERS

     The Company's operations are subject to numerous local, state, federal and foreign government laws and regulations governing the discharge of materials into the environment as well as relating to the protection of public health and the environment. Noncompliance with such laws and regulations could result in the imposition of significant fines, penalties and other liabilities on the Company. The Company believes that it is currently in substantial compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not represented a significant expense for the Company in the past and the Company does not foresee the need for material expenditures to ensure continued compliance with such laws and regulations as they exist currently. Regulations in these areas are subject to change, however, and there can be no assurance that future laws or regulations will not have a material adverse effect on the Company.

     The Company from time to time is required to obtain export licenses from the United States government. There can be no assurance that the Company will not experience difficulty in obtaining such licenses as may be required in connection with export sales.

  EMPLOYEES

     As of December 31, 1999, the Company employed a total of 1,494 persons worldwide in the Company's continuing operations, of which 1,253 were employed in the United States. None of the Company's employees were represented by a labor union.

  GEOGRAPHICAL INFORMATION

     Certain geographical information concerning the Company's business is set forth in Note 13 of Notes to Consolidated Financial Statements.

  YEAR 2000 COMPLIANCE

     The Company is currently not aware of any Year 2000 problems in any of its products or critical systems. However, the success to date, of the Company's Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties, upon which it relies, will not become apparent in the future.

     In 1998, the Company established cross-functional project teams at each of its subsidiaries to address Year 2000 issues. Each subsidiary reviewed its information technology ("IT"), operational systems and manufacturing processes in order to evaluate those products, services or systems for Year 2000 compliance. Modifications and replacements were made in conjunction with each subsidiary's overall systems initiatives. Each subsidiary also reviewed products previously sold, currently being sold or in design for future sales for Year 2000 compliance. Fixes/modifications were developed and implemented for products identified with Year 2000 non-compliance issues.

     The Company estimates that the total cost of Year 2000 compliance activities for both continuing and discontinued operations, consisting mainly of employee and consultant labor expended, evaluating the Company's IT systems, non-IT systems, products and vendor Year 2000 issues, was less than $1,000,000 and no future material expenditures are anticipated.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters is located in Houston, Texas. The Company, through its Tech-Sym Management Corporation subsidiary, occupies approximately 8,000 square feet of the 20,000 square foot building owned by the Company. Most of the remaining portion of the building is leased.

     The communications segment conducts manufacturing operations through the subsidiaries of TRAK Communications which include (i) 124,000 square feet of office and plant facilities on nine acres owned in Tampa, Florida, (ii) 45,000 square feet of office and plant facilities owned in Dundee, Scotland, (iii) 78,500 square feet of offices, plant facilities and warehouse space leased in Chatsworth, California, (iv) 32,000 square feet of office and plant facilities leased in Hagerstown, Maryland and
(v) 7,500 square feet of plant facilities leased in Frederick, Maryland.

     The defense systems segment conducts manufacturing operations from office and plant facilities comprising a total of 224,000 square feet located on three tracts totaling 39 acres owned by the Company's subsidiary, Metric Systems Corporation, in Fort Walton Beach, Florida. Metric also leased 12,000 square feet of office and storage space in several nearby facilities during 1999. On January 1, 2000, Metric leased an additional 31,000 square feet for offices and manufacturing operations. Metric has a one-year option to purchase this facility for $1,125,000.

     The weather information systems segment conducts manufacturing operations from office and plant facilities comprising 54,000 square feet located on an 11 acre tract owned by the Company's subsidiary, Enterprise Electronics Corporation, in Enterprise, Alabama.

     The Company's 51% owned subsidiary, CrossLink, in Boulder, Colorado, currently occupies leased office and assembly space totaling 11,000 square feet. CrossLink has leased additional facilities totaling 32,800 square feet in Boulder, Colorado and anticipates occupying this new facility by the second half of 2000.

     Certain facilities of the Company's subsidiaries are subject to mortgage debt as set forth in Note 7 of Notes to Consolidated Financial Statements. The Company believes that it has, or can obtain, adequate and suitable facilities for the business level expected over the next several years. The Company maintains customary compensation, liability and property insurance for all of its operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1999 to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the New York Stock Exchange under the symbol TSY. At March 17, 2000, the Company had 1,684 stockholders of record.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the quarters indicated.

                          PRICE RANGE OF COMMON STOCK

                                              1999                  1998
                                        -----------------     -----------------
QUARTER                                 HIGH       LOW        HIGH       LOW
-------------------------------------   -----   ---------     -----   ---------

First................................   $ 30    $  20 3/8  $ 29 1/16  $  25 1/8

Second...............................     24 1/16  19 1/2    31 7/8      25 3/8

Third................................     26       18 1/2    30 11/16   22 3/16

Fourth...............................     20  1/16 16 1/4    25 1/8      20 1/2

     The Company has not paid any dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated financial data, as of and for the five years ended December 31, 1999, have been derived from audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as of December 31, 1999, and 1998 and for each of the three years in the period ended December 31, 1999, and the related notes thereto included elsewhere in this Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1999       1998       1997       1996       1995
                                       ---------  ---------  ---------  ---------  ---------
STATEMENT OF INCOME DATA
  Revenue............................  $ 155,186  $ 140,479  $ 140,562  $ 142,083  $ 120,533
  Cost and expenses of revenue.......    157,877    134,832    136,428    112,808    111,249
                                       ---------  ---------  ---------  ---------  ---------
  (Loss) income from continuing
    operations before income taxes
    and extraordinary item...........     (2,691)     5,647      4,134     29,275      9,284
  (Benefit) provision for income
    taxes............................       (954)     1,861      1,063      8,580      2,887
                                       ---------  ---------  ---------  ---------  ---------
  (Loss) income from continuing
    operations.......................     (1,737)     3,786      3,071     20,695*     6,397
  Discontinued operations:
    (Loss) income from operations
      (1)............................                (2,062)     2,593     (1,274)     1,781
    Loss on disposal (1).............    (21,003)    (4,597)
    Income from operations (2).......                 4,348      1,785      3,954      4,857
    (Loss) gain on disposal (2)......       (744)     3,620
                                       ---------  ---------  ---------  ---------  ---------
    (Loss) income before
      extraordinary item.............    (23,484)     5,095      7,449     23,375     13,035
  Extraordinary item, less applicable
    income taxes.....................                                      (1,035)
                                       ---------  ---------  ---------  ---------  ---------
  Net (loss) income..................  $ (23,484) $   5,095  $   7,449  $  22,340  $  13,035
                                       =========  =========  =========  =========  =========
(LOSS) EARNINGS PER COMMON SHARE
  Continuing operations
         Basic.......................  $    (.29) $     .63  $     .51  $    3.26  $     .98
         Diluted.....................       (.29)       .61        .50       3.19        .96
  Discontinued operations
         Basic.......................      (3.60)       .22        .72        .42       1.02
         Diluted.....................      (3.60)       .21        .71        .41        .98
  Extraordinary item
         Basic and diluted...........                                        (.16)
  Net (loss) income
         Basic.......................      (3.89)       .84       1.23       3.52       2.00
         Diluted.....................      (3.89)       .83       1.21       3.44       1.95
  Weighted average common shares
    outstanding
         Basic.......................      6,040      6,049      6,038      6,350      6,521
         Diluted.....................      6,040      6,175      6,168      6,501      6,673

                                                        AS OF DECEMBER 31,
                                       -----------------------------------------------------
                                         1999       1998       1997       1996       1995
                                       ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA
  Current assets (3).................  $ 130,701  $ 186,025  $ 193,371  $ 170,689  $ 171,375
  Current liabilities................     30,395     36,573     45,441     29,806     29,677
  Working capital....................    100,306    149,452    147,930    140,883    141,698
  Property, plant and
    equipment-net....................     31,439     18,817     17,837     18,037     16,111
  Long-term debt.....................      1,450      2,335      3,273      2,714     17,056
  Total assets.......................    175,603    224,101    228,604    206,404    203,478
  Total liabilities..................     31,871     56,370     65,421     48,332     53,460
  Shareholders' investment...........    143,732    167,731    163,183    158,072    150,018

------------

(1) Relates to Continental Electronics Corporation, Anarad, Inc. and Lake Investment Company, net of applicable income tax benefits and expenses. See
    Note 2 of Notes to Consolidated Financial Statements.

(2) Relates to GeoScience Corporation (including its previously discontinued businesses), net of applicable income tax benefits and expense and minority interest.

(3) Including net assets of discontinued operations for all years presented.

 *  INCLUDES GAIN ON SALE OF SUBSIDIARY STOCK OF $13,758, NET OF TAXES.

   No dividends were paid on common stock for any of the above years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During June 1998, the Company adopted a plan to sell its businesses involved in real estate development, manufacture of air monitoring products and manufacture of radio and television broadcast equipment, and during December 1998, the Company adopted a plan to sell its majority owned subsidiary, involved in the manufacture of seismic data gathering equipment, GeoScience Corporation ("GeoScience"). The effective dates of June 30, 1998, and December 31, 1998, are the respective measurement dates referred to when discussing the results of operations of these businesses elsewhere in this report. The discontinued businesses are reported as discontinued operations for all periods presented.

     On November 18, 1998, the Company sold Lake to Consumer Loan Portfolios Inc., for cash of $1,300,000 plus notes receivable of $3,600,000 collateralized by real estate owned by Lake. The Company received $500,000 on a note receivable in February 1999. During the remainder of 1999, the Company did not receive scheduled payments on the remaining $3,100,000 notes receivable from Consumer Loan Portfolios Inc. Due to the non-payment of the notes receivable, the Company issued a demand for arbitration and statement of claim as provided in the purchase agreement. The Company did not accrue interest income on the notes receivable during 1999. The Company believes it will ultimately recover the value of this asset.

     On March 15, 1999, the Company sold substantially all of the assets of Anarad, Inc. ("Anarad"). The results of operations and disposition of Anarad are reflected in the Company's financial statements as part of discontinued operations. In 1999, the Company recognized an additional loss of $117,000 as part of discontinued operations on the final disposition of Anarad.

     In December 1998, the Boards of Directors of the Company and GeoScience committed to a plan to seek a strategic merger partner for GeoScience. On January 18, 1999, the Company and GeoScience signed an agreement to merge GeoScience with a third party, subject to shareholder and regulatory approval. The Company, GeoScience and the third party subsequently terminated the proposed merger. In 1999, the third party paid GeoScience $3,000,000 in connection with such termination.

     In December 1999, the Company tendered its shares in GeoScience to Compagnie Generale de Geophysique ("CGG") pursuant to a tender offer related to the merger of GeoScience and Sercel, Inc., a wholly owned subsidiary of CGG. Under the terms of the agreement, the Company received $53,646,000 in cash for its 7,995,000 shares, or $6.71 per share, and CGG assumed GeoScience's debt obligations of approximately $29,000,000, eighty percent of which were previously guaranteed by the Company. At December 31, 1998, the Company estimated that a gain would result from the ultimate disposal of GeoScience in an amount sufficient to cover actual and estimated operating losses during the phase-out period. Accordingly, no estimated loss on disposal was recorded as of December 31, 1998. As a result of the tender offer transaction in December 1999, the Company recognized an after tax loss on disposal of $744,000, which includes after tax operating losses during the phase-out period of $20,728,000. The after tax losses reflect the downturn in the seismic industry that occurred during 1999 and the extended length of time that the Company owned GeoScience.

      In June 1997, GeoScience adopted a plan to sell its geoscientific software subsidiary, CogniSeis Development, Inc., ("CogniSeis"). CogniSeis has been included in the Company's presentation of discontinued operations in the Consolidated Statement of Operations for the years ended December 31, 1998, and 1997. On October 14, 1997, (the "disposal date"), CogniSeis was sold to Paradigm Geophysical Corporation for cash of $8,929,000, net of certain liabilities assumed pursuant to the terms of the sale agreement, plus a note receivable. During 1998, the uncertainties surrounding certain provisions of the sales agreement were resolved and GeoScience received payment in full of the note receivable, resulting in the recognition of a gain on the sale of $3,620,000, net of taxes and minority interest.

     Under the original plan of disposal for Continental adopted at June 30, 1998, (the "measurement date"), the Company intended to sell Continental as a whole, including the subsidiaries located in Chile and Germany. At December 31, 1998, the Company estimated a net gain on disposal and therefore deferred actual and estimated after tax operating losses during the phase-out period of $7,972,000. As a result of the

Company's sales efforts and negotiations with potential buyers since the measurement date, the Company has revised the original plan and is currently attempting to sell certain product lines of Continental and to close down certain operations. The effects of the revision in the plan, the extended holding period and the occurrence of operating losses during the phase-out period in excess of previous estimates have resulted in the recognition of an estimated after tax loss on disposal of $20,886,000 in 1999, including actual and estimated after tax operating losses during the phase-out period of $19,816,000. The phase-out period after tax operating losses recognized in 1999 includes operating losses deferred in 1998.

     In October 1999, Continental entered into a plan of liquidation of its German subsidiary. Under the plan of liquidation, Continental is required to fund the cash flow requirements of the German subsidiary's operations during the liquidation phase and for the deficiency in cash required to retire the German subsidiary's obligations. Under the terms of the plan, Continental's commitment is not expected to exceed $6,079,000 and the plan is expected to be completed during the year 2000. The Company has guaranteed Continental's commitment under the plan of liquidation. At December 31, 1999, the liquidator had not negotiated a settlement of the defined benefit pension plan obligation with the German pension insurance trust, however the Company believes the liquidator will reach a settlement.

     In February 2000, Continental entered into a letter of intent to sell the assets of its digital television product line ("DTV"). The transaction is expected to close by April 30, 2000. Continental is conducting discussions with other parties interested in its remaining product lines and real estate and expects to complete sales transactions during the year 2000.

     In July 1999, the Company acquired 51% of CrossLink, Inc., a wireless communications product and services business, through the purchase of voting preferred stock, for $2,000,000 in cash. CrossLink's third and fourth quarter results are incorporated in the Company's Consolidated Statement of Operations, Consolidated Statement of Cash Flows for the year ended December 31, 1999 and CrossLink's assets and liabilities are included in the Company's Consolidated Balance Sheet at December 31, 1999.

     In December 1999, the Company retained Quarterdeck Investment Partners, Inc., to assist in evaluating strategic options for the Company. The possible alternatives include recapitalization, merger, privatization and sale of all or part of the Company.

     Management's discussion and analysis of the results of operations reflects the reclassification of the discontinued operations. Note 2 of Notes to Consolidated Financial Statements sets forth the financial results of the discontinued operations.

1999 IN COMPARISON WITH 1998

     REVENUE.   Sales for the year ended December 31, 1999, were $155,186,000 compared to $140,479,000 in 1998. The improvement occurred primarily in the communications segment, which increased $7,432,000 or 11% over the prior year period. The increase was mostly due to major antenna programs under contract that were not in process in the first half of 1998 and increased demand for ceramic and ferrite products reflecting the growing market of the wireless communications industry. The defense systems segment's revenue decreased $2,512,000 or 4% as certain jobs that were in full production in the prior year were completed in the earlier part of the current year. The weather information systems segment's revenue increased $5,650,000 or 35% over the prior year period due to the production of a greater number of weather radar systems during the current year as a result of the large order backlog at the end of 1998. The Company recognized $4,137,000 in revenue from CrossLink, which was acquired in July 1999.

     GROSS MARGIN. The Company's gross margin increased $1,683,000 or 4% to $41,556,000 from $39,873,000 in 1998. As a percentage of sales, the gross margin decreased to 27% from 28% in 1998 primarily as a result of (i) a $4,600,000 charge for inventory write-offs, of which $4,300,000 was within the communication segment and (ii) program cost overruns of $2,300,000 within the communications segment. Without these charges, the consolidated gross margin percentage would have improved 3% over the prior year. The gross margin percentage for the communications segment increased 1% from the prior year, without these additional charges, primarily resulting from the increased revenue at the Scotland facility. The gross margin percentage increased to 28% from 25% for the defense systems segment and to 54% from

53% in the weather information systems segment, primarily reflecting the mix and stage of production of jobs in process at both segments between the two reporting periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Consolidated selling, general and administrative expenses for 1999 were $38,469,000 as compared to $31,663,000 in the prior year. These expenses, as a percentage of sales, increased 2% in 1999 over 1998. General and administrative expenses within the communications segment were $2,045,000 greater in 1999 primarily as a result of additional costs due to new staffing and employee severance costs related to the restructuring efforts that began in the latter half of 1998, while selling costs were $401,000 greater mainly due to selling commissions related to increased sales. General and administrative expenses within the defense systems and weather information systems segments were basically flat compared to the prior year, while selling costs increased within both segments. The defense system segment incurred a commission charge related to the sale of a product to a foreign customer. The $360,000 increase within the weather information systems segment related directly to commissions on increased sales within this segment. The total 1999 expenses included $1,285,000 related to the newly acquired business, CrossLink, and approximately $1,800,000 at corporate headquarters associated with the termination of the Executive Retirement Agreements and the Nonemployee Directors Retirement Plan.

     COMPANY-SPONSORED PRODUCT DEVELOPMENT. Company-sponsored product development costs decreased $606,000 or 17% to $2,899,000 for 1999 from $3,505,000 in 1998. Expenditures decreased $155,000 within the communications segment, $152,000 within the defense systems segment and $299,000 within the weather information systems segment. The decreases reflected the completion of internal projects that had been in process in the prior year. The Company continues to invest in new product development to support future growth.

     INTEREST EXPENSE. The Company's interest expense for 1999 increased to $1,574,000 from $1,305,000 in 1998 due to higher interest rates and greater borrowing on the Company's credit facilities. Additional borrowings were needed in 1999 to support working capital requirements and to fund capital expenditures, as well as, to provide funds related to the liquidation of its German subsidiary.

     OTHER EXPENSE, NET. The Company's 1999 net other expense was $1,305,000 as compared to net other income of $2,247,000 in 1998. The net other expenses in 1999 included $872,000 associated with the shut down of the communications segment's San Clemente, California, facility and a $558,000 provision for disposal of fixed assets at that segment's Tampa, Florida, facility. Earnings from equity and short-term investments in 1999 were lower than 1998. 1998 was favorably impacted by the payment received at the weather information systems segment regarding the settlement of a dispute.

     PROVISION FOR INCOME TAXES. The effective tax rate for continuing operations was 35.5% on the 1999 loss and 33% on the 1998 income. The Company's overall effective tax rate was 48% on the 1999 loss and 46.9% on the 1998 income. Valuation allowances recorded on foreign losses adversely impacted both years' rates. In 1999, one time tax benefits recorded relative to the GeoScience disposition significantly increased the tax benefit.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for 1999 was $1,737,000 or $0.29 per share as compared to income of $3,786,000 or $0.61 per share in 1998. The 1999 results were due primarily to the write-offs affecting cost of revenue as well as increased operational costs and other expenses discussed above.

     DISCONTINUED OPERATIONS. The 1999 net loss relating to discontinued businesses was $21,747,000 or $3.60 per share as compared to net income from these operations of $1,309,000 or $0.21 per share in 1998. The results of the discontinued radio and television broadcast equipment manufacturing business was a loss of $20,886,000 for the year which included recognition, in the second quarter of 1999, of previously deferred after tax losses of $9,846,000 and an after tax provision of $9,300,000 for anticipated additional losses in operations and disposal, when it became apparent through the results of bidding activity that the proceeds from the sale of this unit would fall short of expectations. The radio and television broadcast equipment manufacturing business loss includes a $1,740,000 provision in the fourth quarter of 1999 for anticipated disposal costs due to the liquidation of the German unit and higher cost of sales at the U.S. unit. The net results of GeoScience was a loss of $744,000 for the year, which included a tax benefit of $3,853,000 related to the 338(h)(10) election on the sale of GeoScience. An additional $117,000 loss on disposal of the discontinued air monitoring business was recognized in 1999. The 1998 net income from discontinued operations reflected the operating results of GeoScience through December 31, 1998, the operating results of other discontinued businesses through June 30, 1998, and the results from the disposal of a smaller discontinued operation. See Note 2 of Notes to Consolidated Financial Statements.

     NET LOSS. The Company's net loss of $23,484,000 or $3.89 per share for 1999 as compared to net income $5,095,000 or $0.83 per share in 1998, reflects the net effect of the items discussed above.

1998 IN COMPARISON WITH 1997

     REVENUE. Sales for the year ended December 31, 1998, were $140,479,000 compared to $140,562,000 in 1997. Sales by the communications segment increased $1,146,000 or 2% to $67,906,000 from $66,760,000 in 1997 primarily due to increased demand for wireless antennas, which offset decreases in the demand for microwave components resulting from the Asian economic crisis during 1998. Sales by the defense systems segment decreased $1,888,000 or 3% to $56,520,000 from $58,408,000. The decrease occurred during the first quarter of 1998 and was primarily due to the delay in receiving a follow-on Vertical Launching System ("VLS") contract. The delayed contract was awarded in March 1998 for approximately $28,000,000 with options, when exercised, totaling an additional $23,500,000. Sales by the weather information systems segment increased $659,000 or 4% to $16,053,000 from $15,394,000 in 1997 primarily as a result of increased sales under a U.S. Navy contract placed with the Company in January 1997 for various weather radar systems.

     GROSS MARGIN. The Company's gross margin increased $1,997,000 or 5% to $39,873,000 from $37,876,000 in 1997 on slightly lower sales as discussed above. As a percentage of sales, the gross margin increased to 28% from 27% in 1997. The gross margin percent remained constant at 25% in both 1998 and 1997 for the communications and defense systems segments. The gross margin percent for the weather information systems segment improved to 53% in 1998 from 44% in 1997 primarily as a result of manufacturing and operational efficiencies.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Consolidated selling, general and administrative expenses for 1998 were $31,663,000 as compared to $31,648,000 in 1997. These expenses, as a percentage of sales, were constant at 22% for both 1998 and 1997. The communications segment's general and administrative expenses increased as a result of reorganization costs incurred in the latter half of 1998. These costs included the expenses associated with the appointment of a new president, the search for and hiring of several other key managers, expenditures for severance payments and other expenditures typical for such organizational changes. General and administrative expenses of the defense systems segment decreased as a result of cost reduction efforts taken in response to the lower sales volume of 1998 versus 1997. The selling expenses of the communications segment decreased significantly reflecting the business downturn due to the Asian economic crisis, while the selling expenses of the defense systems segment increased as a result of the increased marketing activity for its instrumentation pods and radar products.

     COMPANY-SPONSORED PRODUCT DEVELOPMENT. Company-sponsored product development costs increased $1,103,000 or 46% to $3,505,000 for 1998 from $2,402,000 in 1997. Expenditures increased in the defense systems segment as a result of efforts to upgrade and improve the instrumentation pods product line and to develop a new digital temperature control unit for the "advanced tactical forward-looking, infrared targeting system". The increased expenditures by the weather information systems segment was primarily to upgrade the EDGE TM and Weather Windows TM processing systems.

     INTEREST EXPENSE. The Company's interest expense for 1998 decreased to $1,305,000 from $1,429,000 in 1997. The decrease was due to the lower interest rates on borrowings under the Company's line of credit facilities during 1998.

     INTEREST AND OTHER INCOME. The Company's 1998 net interest and other income was $2,247,000 as compared to $1,737,000 in 1997. The $510,000 increase was primarily due to a payment received by the weather information systems segment regarding the settlement of a dispute.

     PROVISION FOR INCOME TAXES. The effective tax rates for continuing operations was 33% in 1998 as compared to 25.7% in 1997. The increase is primarily due to lower benefits derived from the Company's Foreign Sales Corporation and for lower qualifying expenditures for research and experimentation in 1998 versus 1997. The Company's overall effective tax rate for 1998 was 46.9% as compared to 29.5% in 1997. The main reason for the difference between this effective rate and the U.S. statutory rate of 35% was the lack of any tax benefit to the Company for the operational losses incurred by its German subsidiary that is part of the discontinued broadcast equipment business, Continental.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for 1998 was $3,786,000 or $0.61 per share as compared to $3,071,000 or $0.50 per share in 1997. The improved 1998 results were primarily a result of the improvement in gross margin compared to 1997.

     DISCONTINUED OPERATIONS. The 1998 net income of operations and disposals relating to discontinued businesses was $1,309,000 or $0.21 per share as compared to $4,378,000 or $0.71 per share in 1997. The primary reasons for the decrease were the losses of the radio and television broadcast equipment manufacturing business in 1998 versus profit in 1997 and the continued worsening results through 1998 of the air monitoring products business, together with the anticipated loss on its sale. These negative results more than offset the gain recognized on the sale of GeoScience's previously discontinued subsidiary, CogniSeis. See Note 2 of Notes to Consolidated Financial Statements.

     NET INCOME. The Company's net income of $5,095,000 or $0.83 per share for 1998 as compared to $7,449,000 or $1.21 per share in 1997, reflects the net effect of the items discussed above.

CURRENT BUSINESS OUTLOOK

     During 1999, the Company continued its restructuring efforts within the communications segment that began in 1998. The demand for products to support the rapidly growing wireless communications industry is anticipated to continue to benefit this business segment which expects to return to profitability during 2000 as a result of continued sales growth and the benefits resulting from its restructuring efforts.

     The defense systems segment experienced growth in its foreign sales during 1999. The Company believes that there are opportunities to continue growth in both foreign sales and U.S. government activity in 2000.

     Economic activity worldwide continues to improve, thereby enabling foreign governments and their agencies to expend funds for weather information systems, which is expected to provide a basis for continued growth of this segment.

     The Company has received an offer for the assets of Continental's DTV product line and expects to close by April 30, 2000. Continental's German subsidiary has been placed in liquidation, a process that should be completed during the year 2000. Discussions are currently being held with potential buyers for the remaining parts of Continental.

     The recently acquired business, CrossLink, Inc., has developed several new products and anticipates substantial growth in its revenue in the year 2000. Profitability is not anticipated until 2001 due to continued heavy investment in infrastructure and product development.

     The Company announced in December 1999, that it had retained Quarterdeck Investment Partners, Inc., to assist in evaluating strategic options for the Company. The possible alternatives include recapitalization, merger, privatization and sale of all or part of the Company. Pursuant to invitation and subject to nondisclosure agreements, the Company's investment bankers have received written expressions of interest from several parties to acquire part or all of the assets or outstanding stock of the Company. These expressions of interest have not been reviewed by the Special Committee of the Board and no assurances can be given that the Special Committee will determine to proceed with the process after reviewing the expressions of interest. Any potential transaction involving a sale of part or all of the assets or outstanding stock of the Company would require further due diligence by the interested parties as well as negotiation of definitive terms for any such transaction. As a result, there can be no assurance that any party that has submitted an expression of interest will determine to proceed with negotiations of definitive terms of a transaction or that the Special Committee will determine that any such potential transaction is in the best interests of the shareholders of the Company.

LIQUIDITY & CAPITAL RESOURCES

     During 1999, the Company satisfied its working capital and capital expenditure requirements through available cash, cash flows provided by continuing operations, cash received on the sale of businesses and bank borrowings. At December 31, 1999, the Company's working capital, net of assets held for sale of discontinued operations was $88,314,000 as compared to $62,646,000 at December 31, 1998, reflecting cash flows provided by continuing operations, the sale of GeoScience, the repayment of certain lines of credit, net cash requirements of discontinued operations and the purchase of treasury stock shares. For the year, the Company's cash, cash equivalents and short-term investments increased $25,558,000 to $29,203,000 from $3,645,000 in 1998, principally due to the cash received, after debt repayment, on the sale of GeoScience.

     The Company's operations provided cash in the amount of $17,521,000, $2,294,000 and $6,053,000 in 1999, 1998 and 1997, respectively. Concentrations of credit risk with respect to the receivables, unbilled revenue and long-term receivables from customers other than the U.S. Government are generally limited due to the large number of customers in the Company's customer base, their dispersion across different industries and geographic areas and the use of letters of credit to guarantee payments on most foreign receivables. The Company's operations outside the United States are subject to usual risks, including changes in governmental policies, currency transfer restrictions and currency fluctuations. The Company's foreign subsidiaries use their local currency as their functional currency.

     Capital expenditures were $17,677,000, $5,030,000 and $3,457,000 for 1999,
1998 and 1997, respectively. The 1999 expenditures included approximately $12,000,000 at the defense systems segment to manufacture the pods for the U.S. Air Force in Europe Rangeless Interim Training System ("URITS") lease and services contract, which is expected to provide lease revenue in future years. Because of the Company's approximate $105,000,000 backlog and anticipated new business, it is expected that additional investments will be required in capital equipment and facilities. In the year 2000, the Company expects to invest approximately $8,800,000 in capital expenditures.

     Net cash requirements of discontinued operations were $7,580,000, $4,576,000 and $18,091,000 for 1999, 1998 and 1997, respectively. Due to
Continental's poor operational performance, the Company provided $19,511,000 during 1999, to support the subsidiary's operations and repay its previous borrowings. GeoScience repaid its $11,931,000 intercompany debt to the Company as a result of improved cash flow from operations during 1999.

     On December 15, 1999, the Company repaid the outstanding debt related to its credit facility with Wells Fargo Bank and Bank of America. In conjunction with the debt repayment, the credit facility was terminated. At December 31, 1999, the Company had line of credit facilities aggregating approximately $10,150,000, of which $8,474,000 was available for additional short-term borrowings. On January 20, 2000, the Company terminated its credit facility with First Union Bank after repaying the outstanding debt.

     The Company believes that the funds required for working capital needs, capital equipment additions and its discontinued operation will come from available funds, cash flows provided by continuing operations, remaining unused lines of credit totaling $7,692,000 after the First Union Bank credit agreement termination, capital equipment financing and cash received from the sale of its discontinued operation. In January 2000, the Company sold its 41.52% equity investment in Scientific Research Corporation ("SRC") to SRC for $9,500,000 in cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The vast majority of the Company's financial transactions are U.S. dollar based. However, Tech-Sym is exposed to market risks that include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. The loss on disposal of Continental in 1999 included $1,935,000 related to the cumulative amount of foreign currency translation losses applicable principally to Continental's German subsidiary. Except for Continental, the Company has not experienced any material effects, positively or negatively, to its financial position or results of operations due to changes in either interest rates or currency exchange rates. The Company has in the past engaged in hedging activities through the use of forward exchange contracts. Such activity has been limited to transactions involving borrowings between foreign subsidiaries and their U.S. parent corporation. There were no open positions at December 31, 1999.

     The Company's policy regarding investments of cash is to limit its investments to marketable securities of investment grade rating and to limit the amount of investment with any single institution. The emphasis is on capital preservation and immediate access to funds. The Company had $1,804,000 and $228,000 of marketable securities at December 31, 1999, and 1998, respectively. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in a separate section of this Report on Form 10-K. See the accompanying Index of Financial Statements at Page F-1. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  DIRECTORS

     The Articles of Incorporation provide that the affairs of the Company shall be conducted by a Board of Directors of not less than three nor more than twenty members and empower the Board to increase or decrease its size within such limits. The Board in its discretion and in accordance with such authority has fixed its size at nine members.

     The directors, and certain information with respect to each of them, are as follows:

J. MICHAEL CAMP                       Special Committee Chairman          Age 50
Director since 1998

     Mr. Camp has served as President and Chief Executive Officer of the Company since May of 1998 and also serves as Chairman of the Board to which he was elected in July of 1999. Prior to joining Tech-Sym, Mr. Camp served as President and Chief Executive Officer of Olicom, Inc., a company that develops and markets computer network software and hardware products (from 1996 to 1998). Prior thereto, he served in various capacities at Northern Telecom Inc., including Vice President and General Manager of the Multimedia Business Applications Division (from 1993 to 1996), Vice President and General Manager of the Data Network Division (from 1992 to 1993), and General Manager of the Network Integration Division (from 1991 to 1992).

W. L. CREECH                          Compensation Committee Chairman     Age 73
Director since 1989                   Special Committee Member

     Since his retirement from the United States Air Force as a Four Star General in 1984, General Creech has been an independent business consultant. He is the author of THE FIVE PILLARS OF TQM. During his military career spanning more than 37 years, General Creech held a succession of important posts, including as his last assignment, Commander of the Tactical Air Command USAF. General Creech also serves as a director of Comarco, Inc., and ESEA Corporation.

MICHAEL C. FORREST                    Compensation Committee Member       Age 66
Director since 1995                   Special Committee Member

     Mr. Forrest has been a consultant to the petroleum exploration industry since his retirement in 1997 from his position as the Senior Vice President of Technology and Business Development at Maxus Energy Corporation, a position he held since 1994. Mr. Forrest joined Maxus in 1992 as Vice Chairman and Chief Operating Officer and served on its board from 1992 to 1995, at which time Maxus was acquired by YPF S.A. Prior to that, Mr. Forrest was President of Pecten International Co., a subsidiary of Shell U.S.A., and had worked within the exploration and production divisions of Shell for 37 years. He is a director of Matador Petroleum Corporation, a private oil company.

RICHARD S. FRIEDLAND                  Audit Committee Member              Age 49
Director since 1998                   Special Committee Member

     Mr. Friedland was the Chairman of the Board and Chief Executive Officer of NextLevel Systems, Inc., a worldwide supplier of communication networks created by the three-way split of General Instrument Corporation, from July 1997 to October 1997. He previously served as Chairman of the Board and Chief Executive Officer of General Instrument Corporation from 1995 to 1997, its President and Chief Operating Officer from 1993 until 1995 and Chief Financial Officer from 1992 to 1994. He also serves as a director of Applied Digital Solution, Inc., Zilog, Inc., and Video Network Communication, Inc.

A. A. GALLOTTA, JR.                   Audit Committee Chairman            Age 67
Director since 1986                   Special Committee Member

     Admiral Gallotta has been President of AAG Associates, Inc., a consulting firm for electronic companies, since 1985, the year that he retired from the United States Navy as a Rear Admiral. From 1988 to 1990, he served as President and Director of SWL, Inc., a technical support contractor to the United

States Department of Defense and a subsidiary of Flow General Corporation. Admiral Gallotta dedicated 23 years of his naval career to electronic warfare related activities and was Vice Commander, Naval Electronics System Command, at the time of his retirement.

WENDELL W. GAMEL                      Special Committee Member            Age 70
Director since 1966

     Mr. Gamel served the Company as its President and Chief Executive Officer from 1975 to 1998 and as Chairman of the Board from 1980 until his retirement in July 1999. Since his retirement from the Company, he has been an independent business consultant and professional engineer.

JAMES R. HENDERSON                                                        Age 42
Director since 1999

     Mr. Henderson has been an employee of Steel Partners L.L.C. since August 1999. Prior to that, Mr. Henderson was employed by Aydin Corporation, from June 1996 to June 1999, most recently as President and Chief Operating Officer. Prior to that, Mr. Henderson was employed by the Unisys Corporation, from May 1980 until May 1996, most recently as a Senior Financial Executive. He also serves on the board of ECC International Corp.

WARREN G. LICHTENSTEIN                                                    Age 35
Director since 1999

     Mr. Lichtenstein has been the Chairman of the Board of Steel Partners L.L.C., the general partner of Steel Partners II, L.P., since January 1996. Prior to that, Mr. Lichtenstein was Chairman and a director of Steel Partners Ltd. from 1993 until January 1996. Mr. Lichtenstein also serves on the boards of Gateway Industries, Inc., Web Financial Corporation, PLM International, Inc., CPX Corp., ECC International Corp., Puroflow Incorporated, and Saratoga Beverage Group, Inc.

CHARLES K. WATT                       Audit Committee Member              Age 62
Director since 1987                   Special Committee Member

     Since 1988, Dr. Watt has served as Chairman of Scientific Research Corporation, a company involved in advanced technology products and services. Since April 1990, Professor Watt has been a faculty member and Executive Assistant to the President at Clemson University. Prior to this appointment, he served as a laboratory director and faculty member at the Georgia Institute of Technology and as Director of Defense Test and Evaluation in the Office of the Secretary of Defense.

     The Board has standing audit and compensation committees (the "Audit Committee" and the "Compensation Committee," respectively) that are composed of directors of the Company. The Board does not have a standing nominating committee, but considers and selects as a whole directors to fill Board vacancies that arise between annual meetings of stockholders as well as nominates candidates for election at such meetings. During 1999, the Audit Committee had four meetings, the Compensation Committee had five meetings, and the Board of Directors had six regular and eight special meetings. All members of the Board of Directors attended 75% or more of the total number of meetings of the Board and Board committees on which they served.

     The Audit Committee makes recommendations concerning the engagement of independent accountants, reviews with the independent accountants the plan and results of the auditing engagement, approves professional services provided by the independent accountants, reviews the independence of the independent accountants and reviews the adequacy of the Company's internal accounting controls.

     The Compensation Committee makes recommendations to the Board as to compensation to be paid to (i) the officers of the Company, (ii) the chief executive officers and general managers of subsidiaries and divisions, and (iii) all employees of the Company and its subsidiaries, regardless of position, whose compensation exceeds a certain amount. The Compensation Committee also reviews, and makes recommendations to the Board with respect to, all incentive compensation plans proposed for the Company and its subsidiaries. The Board has final approval concerning the recommendations of the Compensation Committee. The Compensation Committee administers the 1990 Stock Option Plan and the 1998 Equity Incentive Plan of the Company and has sole authority to grant awards under the 1998 Equity Incentive Plan.

     On March 28, 2000, the Board established a Special Committee to exercise all lawfully delegable powers of the Board in connection with any potential transaction for the sale of the Company. All the Company's directors, except Messrs. Henderson and Lichtenstein who are affiliated with one or more companies that have expressed an interest in acquiring all or part of the Company, are members of the Special Committee.

  EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the current executive officers (as defined by the Securities and Exchange Commission rules) of the Company. These officers serve at the discretion of the Board of Directors of the Company and of various subsidiaries of the Company, as the case may be.

                   NAME                      AGE               POSITION
------------------------------------------   -----------------------------------------
J. Michael Camp...........................    50 Chairman of the Board, President and
                                                 Chief Executive Officer of the
                                                   Company and officer and director of
                                                   various subsidiaries of the Company
J. Rankin Tippins.........................    47 Vice President, General Counsel and
                                                 Secretary of the Company and officer
                                                   and director of various
                                                   subsidiaries of the Company
Paul L. Harp..............................    51 Chief Financial Officer, Treasurer
                                                 and Controller of the Company and
                                                   officer and director of various
                                                   subsidiaries of the Company.
David F. Burkey...........................    41 President of Continental Electronics
                                                 Corporation
Aaron L. Collins..........................    64 President of Enterprise Electronics
                                                 Corporation
Charles B. Johnson........................    61 President of Metric Systems
                                                 Corporation

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

     Mr. Tippins was elected Vice President in May of 1999 and has served as General Counsel and Secretary of the Company since 1991. He is a member of the State Bar of Texas and The Florida Bar.

     Mr. Harp became Chief Financial Officer in February of 2000, served as Treasurer since May of 1999 and has served as Controller of the Corporation since July 1996. He previously had served as Secretary, Treasurer and Controller of Metric Systems Corporation since 1982. He is a Certified Public Accountant in Texas and Florida.

     Mr. Burkey was elected President of Continental Electronics Corporation in January of 1999, after serving as Vice President and Chief Operating Officer from August 1998. Prior to that time, he was employed by Olicom A/S, as Executive Vice President from February 1998 to August 1998, and as Chief Financial Officer of its subsidiary, Olicom Inc., from August 1996 to February 1998. Prior thereto, he served in various capacities at Northern Telecom Ltd., including Controller, Multimedia Business Applications Division (from 1994 to
1996) and Senior Manager, Switching Networks (1993 to 1994).

     Mr. Collins was elected President of Enterprise Electronics Corporation in June of 1993 and has continuously served in that capacity ever since.

     Mr. Johnson was elected President of Metric Systems Corporation in May of 1998. He had previously served as its Executive Vice President and General Manager since 1982.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and, if any, persons who own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission and the New York Stock Exchange reports relating to ownership and changes in ownership of such Common Stock. Copies of these reports must also be furnished to the Company. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, the Company believes that all applicable Section 16(a) reporting requirements were fulfilled, except that Mr. Warren G. Lichtenstein was late in reporting his election as a director of the Company and late in reporting the sale of shares of the Company's Common Stock.

ITEM 11.  DIRECTOR AND EXECUTIVE COMPENSATION

  DIRECTOR COMPENSATION

     Members of the Board of Directors who are not employees of the Company are paid a fee of $2,000 for attendance at each Board meeting and, except for the Special Committee, a fee of $750 for attendance at each Board committee meeting except for committee chairmen who are paid $1,250 for attendance at each Board committee meeting which they chair. Members of the Special Committee who are not employees of the Company are paid a fee of $2,000 for attendance at each Special Committee meeting. Board members who are employees of the Company receive a fee of $100 for attendance at each Board meeting. Members of the Board who are not current or former employees of the Company are also paid an Annual Director Fee of $24,000.

     Each director who was not a present or former officer or employee of the Company covered by a Company retirement plan or agreement was automatically covered by the Company's Nonemployee Directors Retirement Plan. Upon retirement on or after reaching age 65 or termination of service due to disability, each such director was entitled to receive from the Company an annual retirement benefit equal to 65% of the Annual Director Fee in effect prior to retirement or disability. If a director left the Board prior to reaching age 65 for reasons other than disability, his retirement benefit would not begin until the director reached age 65 and, if the director had served less than ten years as a director, the retirement benefit would be reduced by 10% for each such year.

     The surviving spouse of a deceased director who was entitled to receive a retirement benefit under this plan would receive an annual benefit from the Company, beginning with the director's death, equal to 37 1/2% of the Annual Director Fee, subject to a reduction of 10% for each year less than 10 served as a director unless such director was a member of the Board on the date of death or had been previously terminated due to a disability. The spouse's benefit would continue for ten years or until the spouse's death, whichever occurred first.

     In 1999, the members of the Board who were not participating in the Nonemployee Directors Retirement Plan terminated the plan and Messrs. Creech, Forrest, Friedland, Gallotta, Henderson, Lichtenstein, and Watt received $146,615, $69,705, $7,732, $166,511, $5,580, $3,948, and $155,626, respectively, in accordance with the plan, such amounts constituting the net present value of the vested percentages of accrued benefits as determined by the Pension Benefit Guaranty Corporation set of assumptions and interest rates.

     The Company maintains a Directors and Officers Insurance Policy and a Travel Accident Insurance Policy for the benefit of the Company and its Directors.

     The Company's 1998 Equity Incentive Plan (the "Plan") provides for the automatic grant of non-qualified stock options to nonemployee directors of the Company. An individual who becomes a nonemployee director, and has not previously been an employee director, is automatically granted options with respect to 10,000 shares of Common Stock as of the date such person first becomes a member of the Board of Directors. Each nonemployee director is automatically granted options with respect to an additional 5,000 shares of Common Stock effective as of the date of each regular annual meeting at which such person is reelected or continues to serve as a director. The exercise price of such options may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. The stock options are fully exercisable on their date of grant and have a term of ten years unless earlier terminated in the event a nonemployee director ceases to be a member of the Board for any reason except death, disability, or retirement.

                             COMPENSATION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

  EXECUTIVE COMPENSATION

     The Company's executive compensation policies and practices are designed to provide competitive levels of compensation that integrate pay with the Company's annual and long-term performance goals. Compensation of the executive officers of the Company is primarily comprised of salary, incentive bonus, and stock options. In addition, all of the executive officers are eligible to participate in the Company's Retirement (401(k)) Plan. Certain executive officers are also parties to Termination Agreements and Executive Retirement Agreements with the Company.

     The base salaries of the executive officers are established at a level deemed appropriate to attract and retain qualified executives. In establishing its recommendations, the Compensation Committee considers the recommendations of management, the responsibilities of the executive officers, the salaries of others similarly situated both within and outside of the Company, the recent performance in the executive's area of responsibility, the relative performance of other companies in similar businesses, and any changes in the cost-of-living. The salaries of the executive officers are usually reviewed annually with their performance during the prior year taken into account. As a result, the salaries received in 1999 were determined, in part, by each individual's performance in 1998.

     The Company has an incentive bonus plan which provides for incentive compensation for its officers and key employees, as well as, the presidents of its wholly owned subsidiaries. The Company's subsidiaries have separate profit sharing incentive bonus plans. Under the Company's plan, the aggregate bonus pool from which such awards can be made in any year usually does not exceed 2% of the Company's consolidated earnings before federal and state income taxes plus an amount equal to 25% of the incentive bonus pool accrued by each wholly owned subsidiary pursuant to its plan. The Committee recommended, and the Board approved, a 1999 bonus pool exceeding such limitations in order to reward and motivate key employees who had contributed to the successes of the Company despite the overall adverse financial results. The apportionment of that part of the Company's incentive bonus pool paid to the executive officers is determined by the Company's Board of Directors, pursuant to recommendations of the Compensation Committee, according to levels of responsibilities, individual performance, and industry standards.

     Under the incentive bonus plan for the Company's wholly owned subsidiaries, officers and key employees of each of the subsidiaries, excluding the presidents of the subsidiaries, are eligible to share in a bonus pool, calculated separately for each subsidiary, amounting to not less than 6% and not more than 15% of such subsidiary's annual earnings before state and federal income taxes. Bonus amounts earned in excess of 6% pre-tax earnings depend upon the degree by which each subsidiary exceeds certain performance criteria, such as sales, net profit and return on investment. The Committee recommended, and the Board approved, a 1999 bonus pool exceeding such limitations for certain subsidiaries of the Company in order to reward and motivate key employees who had contributed to the successes of the subsidiaries despite the overall adverse financial results. The apportionment of the total amount of the bonus and the recipients thereof are determined by the senior management of the Company and the respective subsidiary according to levels of responsibility and individual performance except that approval of the Board of Directors of the Company pursuant to recommendations of the Compensation Committee, is required for an award to (i) any recipient whose annual salary is equal to or greater than $125,000 and (ii) any division or subsidiary general manager or chief executive officer, regardless of the amount of compensation.

     The amount of the bonus pool of the Company and of each subsidiary is subject to reduction by the amount of (i) any bonuses such as year-end bonuses paid to employees for such year and (ii) certain marketing incentives paid to employees for such year.

     The Company's Equity Incentive Plans are designed to align the long-term interests of key employees with shareholder interests. The exercise price of stock options may not be less than 100% of the fair market value per share of the Common Stock on the date of the grant. The employees awarded stock options benefit only when the market price of the Company's stock increases to the benefit of all shareholders. The number of options granted to any individual is dependent on the individual's level of responsibility and ability to influence the performance of the Company and its subsidiaries. There is no practice or guideline concerning the amount or timing of such grants.

     As with the other executive officers, the compensation of the Chief Executive Officer consists primarily of salary, incentive bonus, and stock options. The CEO's salary is usually reviewed on an annual basis by the Compensation Committee and the Board of Directors at the time of the annual election of officers at the Director's meeting held in conjunction with the annual stockholders' meeting each year. The incentive bonus is determined after the end of each year when financial results are available. Stock option grants are not automatic nor awarded on a regular basis.

     In reviewing Mr. Camp's salary in May of 1999, the Compensation Committee observed that the Company's earnings from continuing operations were 23% greater in 1998 than the prior year, that the Company had taken significant steps to divest its nonstrategic assets and focus on its core business, and that the consumer price index had risen 2.1% since his employment with the Company. As a result, the Compensation Committee recommended, and the Board approved, a 4.5% increase in salary to an annual rate of $324,000 for Mr. Camp.

     A major portion of Mr. Camp's compensation consists of an annual incentive bonus under the Incentive Bonus Plan described above and, as such, fluctuates with the financial performance of the Company. The Compensation Committee observed that, although the Company's earnings in 1999 were substantially less than the prior year, most of the events that contributed to the Company's earnings decline were related to prior years and others were incurred to improve future earnings. The Committee also observed that (i) Mr. Camp had conducted the sale of GeoScience Corporation which enabled the Company to pay off all of the Company's expiring lines of credit, (ii) the Company had significantly improved its cash flow, (iii) management changes had been implemented at those operating subsidiaries with performance problems, and (iv) progress had been accomplished with respect to increasing shareholder value through the strategic analysis of the Company with the assistance of an investment banking firm. The Committee, after detailed consideration of an incentive bonus to Mr. Camp, further discussed the matter with the full Board (excluding Mr. Camp) and subsequently recommended, and the Board approved, a 1999 incentive bonus of $162,000 for Mr. Camp, such amount being equal to half his rate of annual salary.

     The foregoing report of the Compensation Committee shall not be deemed incorporated by reference by any general statement into any filing under the Securities Act of 1933, as amended, (the "Securities Act"), or under the Exchange Act, except to the extent that the Company specifically incorporated this information by reference, and shall not otherwise be deemed filed under such acts.

     The foregoing report is given by the following members of the Compensation Committee.

                  W. L. Creech        Michael C. Forrest

     The Summary Compensation Table shows certain compensation information for the Chief Executive Officer and the four other most highly compensated executive officers in 1999 (as the term "executive officer" is defined by the Securities and Exchange Commission) for services rendered in all capacities during the years ended December 31, 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM COMPENSATION
                                                                       -----------------------------------------------------------
                                                                                        SECURITIES     SECURITIES
                                              ANNUAL COMPENSATION         OTHER         UNDERLYING     UNDERLYING
                                           -------------------------      ANNUAL         TECH-SYM      GEOSCIENCE      ALL OTHER
                NAME AND                           SALARY     BONUS    COMPENSATION    OPTIONS/SARS   OPTIONS/SARS    COMPENSATION
           PRINCIPAL POSITION              YEAR      ($)     ($)(A)       ($)(B)           (#)            (#)            ($)(C)
----------------------------------------   -----   -------   -------   ------------    ------------   ------------    ------------
J. M. Camp(d)...........................    1999   319,333   162,000      --               25,000           -0-            7,095(f)
Chairman of the Board,                      1998   206,667   150,000      61,435(e)       100,000        25,000          143,471(g)
President and Chief Executive Officer
A. L. Collins(h)........................    1999   163,076   178,200      --               12,000           -0-            6,071
President of Enterprise Electronics
Corporation
C. B. Johnson(i)........................    1999   210,938   101,000      --               15,000           -0-            7,200
President of Metric Systems                 1998   201,045    35,000      --                9,500(j)        -0-            7,847
Corporation
J. R. Tippins...........................    1999   178,667    91,500      --               18,000           -0-          504,851(k)
Vice President, General                     1998   165,667    86,000      --               15,000(j)      5,000            7,684
Counsel and Secretary                       1997   154,667    62,000      --                  -0-         7,500            7,568
P. L. Harp..............................    1999   150,500    76,000      --               25,000           -0-          547,020(l)
Treasurer, Controller and                   1998   137,667    82,000      --                4,500(j)      5,000            7,652
Chief Accounting Officer                    1997   129,000    43,928      --                  -0-         5,000            7,496

(a) Incentive bonus amounts were earned during the years indicated, but paid in the first quarter of the following year.

(b) The dollar value of other annual compensation not properly categorized as salary or bonus, such as perquisites and other personal benefits, did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus for any of the named executive officers in any of the years listed, except for Mr. Camp in 1998.

(c) Except where otherwise footnoted, each of the amounts in this column are matching contributions by the Company to the executive officer's account in the Company's Retirement (401(k)) Plan.

(d) Mr. Camp was elected as President and Chief Executive Officer effective May 1, 1998.

(e) Includes (x) tax reimbursement payments of $57,426 related to certain relocation costs and benefits paid by the Company in connection with Mr. Camp's relocation to Houston, Texas, and (y) automobile allowance of $4,009 attributable to personal use.

(f) Includes (x) $5,895 in matching contributions by the Company to Mr. Camp's account in the Company's Retirement (401(k)) Plan, and (y) $1,200 for attending Board meetings.

(g) Includes (x) certain relocation costs and benefits of $142,871 paid by the Company in connection with Mr. Camp's relocation to Houston, Texas, and (y) $600 for attending Board meetings.

(h) Although Mr. Collins has been President of Enterprise Electronics Corporation since 1993, he was not considered by the Board to be an executive officer (as the term "executive officer" is defined by the Securities and Exchange Commission) of the Company due to the relatively small amount of revenue and earnings contributed by the subsidiary in 1999. However, as a result of the increased revenue and earnings contributed, on a relative basis, by the subsidiary, the Board designated Mr. Collins as an executive officer in 1999. Accordingly, his compensation is included in the table beginning with January 1, 1999, the year he first became an executive officer.

(i) Mr. Johnson was elected as President of Metric Systems Corporation effective May 1, 1998. The compensation shown includes amounts he received in 1998 as Vice President of Metric Systems Corporation prior to his election as President.

(j) The stock options were originally granted in 1996, but were repriced in 1998.

(k) Includes (x) $497,681 as the net present value of the Executive Retirement Agreement terminated by the Board and (y) $7,170 in matching contributions to Mr. Tippins' account in the Company's Retirement (401(k)) Plan.

(l) Includes (x) $540,319 as the net present value of the Executive Retirement Agreement terminated by the Board and (y) $6,701, in matching contributions to Mr. Harp's account in the Company's Retirement (401(k)) Plan.

     The following table sets forth information concerning grants of Tech-Sym stock options during 1999 to each of the named executive officers:

                             OPTION/SAR GRANT TABLE

                                                            % OF
                                           NUMBER OF       TOTAL
                                           SECURITIES     OPTIONS
                                           UNDERLYING    GRANTED TO    EXERCISE
                                            OPTIONS      EMPLOYEES     OR BASE                    GRANT DATE
                                            GRANTED      IN FISCAL      PRICE      EXPIRATION    PRESENT VALUE
                  NAME                        (#)           YEAR        ($/SH)        DATE          ($)(A)
----------------------------------------   ----------    ----------    --------    ----------    -------------
J. M. Camp..............................     25,000           11         20.875       5/10/09       234,250
A. L. Collins...........................     12,000            5         20.875       5/10/09       112,440
C. B. Johnson...........................     15,000            7         20.875       5/10/09       140,550
J. R. Tippins...........................     18,000            8         20.875       5/10/09       168,660
P. L. Harp..............................     15,000            7         20.875       5/10/09       140,550
P. L. Harp..............................     10,000            4         19.00       10/20/09        89,100

(a) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was used to estimate the per share value of the options as of the grant date to be $9.37 for those expiring 5/10/09 and $8.91 for those expiring 10/20/09. The model's mathematical formula is primarily used to value traded stock options and is premised on immediate exercisability and transferability of the options. This is not true for the options granted to executive officers and other employees. Therefore, the values shown are theoretical and are not intended to reflect the actual values the recipients may eventually realize, if any. Any ultimate value will depend on the excess of the stock price over the exercise price on the date the optionee, in the optionee's sole discretion, exercises the option. The following assumptions were used for the purpose of estimating the Grant Date present value: (i) option term of eight years, (ii) volatility of 26%,
    (iii) dividend yield of zero, and (iv) risk-free rate of return of 5.44% for options expiring 5/10/09 and 6.03% for options expiring 10/20/09.

     The following table summarizes for each of the named executive officers the number of Tech-Sym stock options and stock appreciation rights ("SARs"), if any, exercised during the year ended December 31, 1999, the aggregate dollar value realized upon exercise, the total number of unexercised options and SARs, if any, held at December 31, 1999, and the aggregate dollar value of in-the-money, unexercised options and SARs, if any, held at December 31, 1999. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option. Value of the unexercised, in-the-money options or SARs at fiscal year-end is the difference between its exercise or base price and the fair market value of the underlying stock on December 31, 1999, which was $20.625 per share. These values, unlike the amounts set forth in the column headed "Value Realized," have not been, and may never be realized. The underlying options or SARs have not been, and may not be, exercised; and actual gains, if any, on exercise will depend on the value of Tech-Sym Common Stock on the date of exercise. There can be no assurance that these values will be realized. Unexercisable options are those which have not yet vested under the vesting schedule in the Company's 1990 Stock Option Plan or the Company's 1998 Equity Incentive Plan.

     The Company's equity interest in its publicly traded GeoScience subsidiary was sold effective December 13, 1999, at a price per share of $6.71. The GeoScience stock options thereupon terminated and, since the exercise prices per share of all the GeoScience options were greater than the sales price per share, the options previously granted to Messrs. Camp, Tippins, and Harp, as well as all other optionees, were worthless. There were no GeoScience shares acquired by the named executive officers upon exercise of stock options during 1999.

                    AGGREGATED OPTION/SAR EXERCISES IN 1999
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                     NUMBER OF SECURITIES                  VALUE OF
                                                                    UNDERLYING UNEXERCISED               UNEXERCISED
                                         SHARES                          OPTIONS/SARS                    IN-THE-MONEY
                                        ACQUIRED                            FY-END                       OPTIONS/SARS
                                           ON         VALUE                  (#)                            ($)(A)
                                        EXERCISE     REALIZED    ----------------------------    ----------------------------
                NAME                       (#)         ($)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-------------------------------------   ---------    --------    -----------    -------------    -----------    -------------
J. M. Camp...........................        -0-         -0-           -0-         125,000             -0-             -0-
A. L. Collins........................        -0-         -0-        10,200          12,800          49,625             -0-
C. B. Johnson........................        -0-         -0-        17,600          16,900          48,750             -0-
J. R. Tippins........................     15,000      46,875        12,000          21,000             -0-             -0-
P. L. Harp...........................      2,000       5,250         3,600          25,900             -0-          16,250

(a) In-the-Money Options/SARs are those where the fair market value of the underlying security exceeds the exercise or base price of the option or SAR.

     Messrs. Tippins and Harp were each parties to retirement agreements with the Company. The agreements provided for the payment to each such officer of an annual retirement benefit for the remainder of his life commencing at his retirement on or after age 65 in an amount equal to 65% of such executive's highest rate of base salary in effect at any time prior to his reaching age 61 ("Base Salary"). The agreements further provided for the payment of a surviving spouses benefit equal to 37 1/2% of the officer's Base Salary payable annually upon his death to his surviving spouse, if any, for the lesser of ten years or the remainder of her life. The agreements also entitled the executive and his qualified dependents, if any, to participate on or after a qualified termination in the Company's group health plan for active employees for as long as he lived provided the executive continued to pay the regular active employee premium.

     In 1999, the Board directed that the actuarial present value of the annual retirement benefits accrued under the agreements, as determined in accordance with the actuarial factors and rates then in effect for a lump sum payment under Pension Benefit Guaranty Corporation regulations, be paid to each executive in a lump sum in cash. (See Summary Compensation Table). In conjunction with such payments, the retirement benefits under these agreements were terminated. The health benefits under the agreements were unaffected by such payments and remained an obligation of the Company unless the executive voluntarily left the employ of the Company prior to reaching age 62 (other than due to permanent disability) or was terminated for cause.

     In 2000, the Company entered into Incentive Agreements and Noncompetition Agreements with Messrs. Camp, Johnson, Tippins, and Harp. These agreements replaced the Termination Agreements between the Company and those executives and, in addition, terminate the lifetime health benefits for Messrs. Tippins and Harp under their Executive Retirement Agreements upon payment of $165,000 and $248,400, respectively. The Incentive Agreements provide for payments of $970,000, $425,000, $700,000 and $535,000 to Messrs. Camp, Johnson, Tippins and
Harp, respectively, in the event of a change in control of the Company unless such executive's employment was previously terminated by the Company for cause or by the executive for other than "good reason". The Noncompetition Agreements provide for payments of $470,791, $220,690, $341,086 and $273,625 to Messrs.
Camp, Johnson, Tippins and Harp, respectively, upon termination of employment
(i) for any reason on or after a change in control of the Company, or (ii) prior to a change of control if the termination was by the Company without cause or by the executive for "good reason". The Noncompetition Agreements prohibit the executives for a two year period after termination of employment from disclosing confidential information, competing with the business or products of the Company or its subsidiaries, soliciting employees of the Company to leave the Company, or soliciting customers of the Company or its subsidiaries for the purpose of selling competitive products. Mr. Collins has entered into an agreement with Enterprise Electronics Corporation ("EEC") wherein he will receive $75,000 in the event of a change in control of EEC or the Company.

     The Company's 1998 Equity Incentive Plan provides for the grant of stock options, SARs, restricted stock, dividend equivalents, performance units, phantom shares, limited stock appreciation rights ("LSARs"), bonus stock and cash tax rights to (i) all officers and employees of, and any consultants to, the Company or any affiliate of the Company as determined by the Company's Compensation Committee and (ii) the nonemployee directors of the Company who receive automatic grants of Director options with tandem LSARs. The maximum number of shares of Tech-Sym Common Stock as to which options or SARs may be granted under the 1998 Equity Incentive Plan is 750,000 shares, subject to certain adjustments to prevent dilution. The exercise price of such options and SARs may not be less than 100% of the fair market value per share of the Tech-Sym Common Stock on the date of grant. The 1998 Equity Incentive Plan provides that, upon a change in control of the Company, all outstanding stock options, SARs, and other awards under the plan would become immediately vested and exercisable (with certain exceptions).

     The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) of the Company's Common Stock from December 31, 1994, through December 31, 1999, with the cumulative total returns reflected in the Media General Financial Services (MGFS) Composite Market Value Index (a broad market index which includes over 7,000 publicly held companies) and the MGFS Industry Group 837 Index -- Scientific/Tech Instruments (a market index reflecting performance of the Company's peers and which includes the Company). The data presented assumes a hypothetical investment of $100 in the Company's stock and in the underlying stocks of each of the two indices as of January 1, 1995, and that all dividends were reinvested.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

                                                              FISCAL YEAR ENDING
                                       ----------------------------------------------------------------
                                         1994       1995       1996       1997       1998       1999
                                          ---     ---------  ---------  ---------  ---------  ---------
Tech-Sym Corporation.................        100     134.57     126.60     108.24      94.68      87.77
Scientific/Tech Instrument
Companies............................        100     137.35     160.36     198.48     199.57     322.44
Composite Market Value...............        100     129.66     156.58     203.33     248.56     303.21

     The foregoing price performance comparisons shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 29, 2000, the beneficial ownership of the Company's Common Stock with respect to each person known by the Company to be the beneficial owner of more than five percent of the Company's currently outstanding shares of Common Stock:

      NAME AND BUSINESS ADDRESS         AMOUNT AND NATURE OF    PERCENT
        OF BENEFICIAL OWNERS            BENEFICIAL OWNERSHIP    OF CLASS
-------------------------------------   --------------------    --------
Heartland Advisors, Inc. ............         1,305,550(a)        22.32%
  790 North Milwaukee Street
  Milwaukee WI 53202
FMR Corp. ...........................           592,200(b)        10.18%
  82 Devonshire Street
  Boston MA 02109
Steel Partners II, L.P. .............           556,400(c)         9.67%
  150 East 52nd Street
  21st Floor
  New York NY 10022
Dimensional Fund Advisors, Inc. .....           451,700(d)         7.72%
  1299 Ocean Avenue, 11th Floor
  Santa Monica CA 90401
Neuberger & Berman, LLC..............           321,650(e)         5.50%
  605 Third Avenue
  New York NY 10158-3698
Merrill Lynch Trust Company of Texas
  as Trustee of the Tech-Sym
  Retirement Plan (the
  "Trustee").......................             299,102(f)         5.11%
  Suite 1150
  2121 San Jacinto Street
  Dallas, Texas 752015

------------

(a) According to an amended Schedule 13G dated January 27, 2000, and filed with the Securities and Exchange Commission by Heartland Advisors, Inc., Heartland Advisors, Inc., had sole voting power and sole dispositive power with respect to all such shares.

(b) According to an amended Schedule 13G dated February 14, 2000, and filed with the Securities and Exchange Commission by FMR Corp., FMR Corp. had sole voting power with respect to 7,600 of such shares and sole dispositive power with respect to all such shares.

(c) According to information provided by Steel Partners II, L.P., as of February 28, 2000.

(d) According to a Schedule 13G dated February 4, 2000, and filed with the Securities and Exchange Commission by Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, Dimensional is deemed to have beneficial ownership of 451,700 shares as of December 31, 1999, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional had sole voting power and sole dispositive power with respect to all such shares. Dimensional disclaims beneficial ownership of all such shares.

(e) According to an amended Schedule 13G dated January 28, 2000, and filed with the Securities and Exchange Commission by Neuberger & Berman, LLC, Neuberger & Berman, LLC, had sole voting power with respect to 204,250 of such shares and shared dispositive power with respect to all such shares. An additional 19,400 shares are owned by employees of Neuberger Berman, LLC, and Neuberger Berman Management, Inc., in which Neuberger Berman, LLC, disclaims beneficial ownership.

(f) According to financial statements as of February 29, 2000, provided by the Trustee. The shares are held for the benefit of employees and former employees of the Company who participate in the Tech-Sym Retirement Plan. Each participant may direct the Trustee regarding the voting of such shares allocated to the participant's account. The total number of shares does not include 12,502 shares allocated to the accounts of the executive officers and directors which are included in the table of beneficial ownership by officers and directors below.

     The following table sets forth as of February 29, 2000, the beneficial ownership of the Common Stock of the Company by each director, each of the executive officers named in the Summary Compensation Table below, and all executive officers and directors of the Company as a group:

                                           AMOUNT AND NATURE OF BENEFICIAL
                                                      OWNERSHIP
                                        --------------------------------------
                                        SOLE VOTING      OPTIONS
                                            AND        EXERCISABLE
         NAME OF INDIVIDUAL             INVESTMENT       WITHIN       PERCENT
              OR GROUP                   POWER(A)        60 DAYS      OF CLASS
-------------------------------------   -----------    -----------    --------
J. Michael Camp......................          81              0         *
A. L. Collins........................       3,427         11,000         *
W. L. Creech.........................       1,000         21,000         *
Michael C. Forrest...................       1,500         26,000         *
Richard S. Friedland.................           0         15,000         *
A. A. Gallotta, Jr...................      10,300         21,000         *
Wendell W. Gamel.....................      90,982(b)      55,000         2.47%
Paul L. Harp.........................       5,665          4,500         *
James R. Henderson...................           0         10,000         *
Charles B. Johnson...................       5,340         19,500         *
Warren G. Lichtenstein...............     556,400(c)      10,000         9.67%
J. Rankin Tippins....................      26,348         15,000         *
Charles K. Watt......................      10,000         21,000         *
All directors and executive officers
  as a group (14 persons)............     711,103        229,000        15.47%

------------

 *  Less than one percent (1%)

(a) Includes shares allocated to the employee or director through his participation in the Tech-Sym Retirement (401(k)) Plan.

(b) Includes 5,000 shares held in trust for Mr. Gamel's adult children in which he disclaims beneficial ownership.

(c) Consists of the shares owned by Steel Partners II, L.P. Mr. Lichtenstein is the Chairman of the Board of Steel Partners II, L.P., and as a result, may be considered the beneficial owner of the shares owned by Steel Partners II, L.P., although Mr. Lichtenstein disclaims such beneficial ownership, except as to his pecuniary interest therein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Gamel received an annual payment of $156,000 in January of 1999 pursuant to an Executive Retirement Agreement with the Company dated April 30, 1992, which provided for such annual payments for life plus surviving spousal benefits. He also received $58,333 during 1999 as compensation for serving as Chairman of the Board, an executive officer position, until his retirement on July 19, 1999. In August of 1999, the Board unilaterally terminated the remaining cash benefits under the Executive Retirement Agreement with Mr. Gamel, and other current and former executives, and paid him $1,538,810, constituting the net present value of the remaining cash benefits determined in accordance with Pension Benefit Guaranty Corporation regulations. Mr. Gamel has also participated in the Company's group health plan, paying the regular active employee premium, and is entitled to continued participation for life pursuant to the Executive Retirement Agreement.

     In January of 2000, the Company sold all its interest in Scientific Research Corporation ("SRC"), a company in which Dr. Watt has an equity interest, to SRC for $9,500,000 in cash.

                                    PART IV

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

     (a)  The Following documents are filed as a part of this report:

     1.  Financial Statements:
       See the accompanying "Index of Financial Statements" at Page F-1.

     2.  Financial Statement Schedule:
       See the accompanying "Index of Financial Statements" at Page F-1.

     3.  Exhibits:

        EXHIBIT
         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
        *3(a)        --   Articles of Incorporation of Registrant, as amended [Registrant's 10-K (1989), SEC File
                          No. 1-4371, Exhibit 3(a)].
        *3(b)        --   By-Laws of Registrant, as amended [Registrant's 10-Q (filed 8/13/98), SEC File No. 1-4371,
                          Exhibit 3(b).]
       *10(a)+       --   1990 Stock Option Plan, as amended effective April 29, 1997. [Registrant's 10-K (1997),
                          SEC File No. 1-4371, Exhibit 10(a)].
       *10(b)+       --   1998 Equity Incentive Plan, second amendment and restatement [Registrant's 10-Q (filed
                          8/16/99), SEC File No. 1-4371, Exhibit 10(a)].
        10(c)+       --   Incentive Agreement dated as of March 28, 2000, between the Registrant and J. Michael Camp.
        10(d)+       --   Incentive Agreement dated March 28, 2000, between the Registrant and J. Rankin Tippins.
        10(e)+       --   Incentive Agreement dated March 28, 2000, between the Registrant and Paul L. Harp.
        10(f)+       --   Incentive Agreement dated March 28, 2000, between the Registrant and Charles B. Johnson.
        10(g)+       --   Noncompetition Agreement dated March 28, 2000, between the Registrant and J. Michael Camp.
        10(h)+       --   Noncompetition Agreement dated March 28, 2000, between the Registrant and J. Rankin Tippins.
        10(i)+       --   Noncompetition Agreement dated March 28, 2000, between the Registrant and Paul L. Harp.
        10(j)+       --   Noncompetition Agreement dated March 28, 2000, between the Registrant and Charles B. Johnson.
        10(k)+       --   Retention Agreement dated as of February 17, 2000, between the Registrant and Larry Collins.
        10(l)+       --   Employment Agreement dated August 28, 1999, between David F. Burkey and Continental
                          Electronics Corporation.
        21           --   Subsidiaries of the Registrant.
        22           --   Power of Attorney.
        23           --   Consent of independent accountants.
        27           --   Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

------------

* Incorporated by reference to prior filing, as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

     (b)  Reports on Form 8-K.

          Current report on Form 8-K dated October 28, 1999, Item 5. Other Events, reported the executed Agreement and Plan of Merger dated October 23, 1999, between GeoScience Corporation, Compagnie Generale de Geophysique and Sercel Acquisition Corp., the Shareholder Agreement dated October 23, 1999, between the Company (80.067% owner of GeoScience Corporation), Compagnie Generale de Geophysique and Sercel Acquisition Corp. and the information set forth in the press release dated October 26, 1999. No financial statements were filed as a part of this report.

          Current report on Form 8-K dated December 28, 1999, Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits, reported the sale of the Company's interest in GeoScience Corporation (80.067%) to Sercel, Inc., a wholly owned subsidiary of Compagnie Generale de Geophysique and information set forth in the press release dated December 13, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TECH-SYM CORPORATION

Date: March 30, 2000                      By: /s/J. Michael Camp
                                               J. Michael Camp, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director
Date: March 30, 2000                      By: /s/Paul L. Harp
                                               Paul L. Harp, Chief Financial
                                          Officer, Treasurer and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the

Registrant and in the capacities and on the dates indicated.
Date: March 30, 2000                      By: /s/*W. L. Creech
                                               W. L. Creech, Director
Date: March 30, 2000                      By: /s/*Michael C. Forrest
                                               Michael C. Forrest, Director
Date: March 30, 2000                      By: /s/*A. A. Gallotta, Jr.
                                               A. A. Gallotta, Jr., Director
Date: March 30, 2000                      By: /s/*Wendell W. Gamel
                                               Wendell W. Gamel, Director
Date: March 30, 2000                      By: /s/*Richard S. Friedland
                                               Richard S. Friedland, Director
Date: March 30, 2000                      By: /s/*James R. Henderson
                                               James R. Henderson, Director
Date: March 30, 2000                      By: /s/*Warren G. Lichtenstein
                                               Warren G. Lichtenstein, Director
Date: March 30, 2000                      By: /s/*Charles K. Watt
                                               Charles K. Watt, Director

     *Signed by J. Michael Camp as attorney-in-fact pursuant to Power of Attorney.

                              TECH-SYM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              TECH-SYM CORPORATION

                         INDEX OF FINANCIAL STATEMENTS

                                        PAGE
                                        -----

Financial Statements:

     Report of Independent
      Accountants....................     F-2

     Consolidated Statement of
      Operations for the years ended
      December 31,
       1999, 1998 and 1997...........     F-3

     Consolidated Balance
      Sheet -- December 31, 1999, and
      1998...........................     F-4

     Consolidated Statement of Cash
      Flows for the years ended
       December 31, 1999, 1998 and
      1997...........................     F-5

     Consolidated Statement of
      Changes in Shareholders'
      Investment for the years ended
      December 31, 1999, 1998 and
      1997...........................     F-6

     Notes to Consolidated Financial
      Statements.....................     F-7

Financial Statement Schedule:

     Schedule II -- Valuation and
      Qualifying Accounts and
      Reserves.......................    F-28

     All other schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Tech-Sym Corporation

     In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Tech-Sym Corporation and its subsidiaries at December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PRICEWATERHOUSECOOPERS LLP
Houston, Texas
February 18, 2000

                              TECH-SYM CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
Revenue..............................  $  155,186  $  140,479  $  140,562
                                       ----------  ----------  ----------
Costs and expenses
  Cost of revenue....................     113,630     100,606     102,686
  Selling, general and administrative
     expenses........................      38,469      31,663      31,648
  Company-sponsored product
     development.....................       2,899       3,505       2,402
  Interest expense...................       1,574       1,305       1,429
  Other expense (income) -- net......       1,305      (2,247)     (1,737)
                                       ----------  ----------  ----------
                                          157,877     134,832     136,428
                                       ----------  ----------  ----------
       (Loss) income from continuing
          operations before income
          taxes......................      (2,691)      5,647       4,134
(Benefit) provision for income
taxes................................        (954)      1,861       1,063
                                       ----------  ----------  ----------
       (Loss) income from continuing
          operations.................      (1,737)      3,786       3,071
                                       ----------  ----------  ----------
Discontinued operations (Note 2)
  (Loss) income from operations
     (except GeoScience), less
     applicable income tax (benefit)
     expense.........................                  (2,062)      2,593
  Loss on disposal (except
     GeoScience), including a
     provision for operating losses
     through estimated disposal date,
     less applicable income tax
     benefit.........................     (21,003)     (4,597)
  Income from GeoScience operations,
     less applicable income tax
     expense and less minority
     interest........................                   4,348       1,785
  Loss on disposal of GeoScience,
     less applicable income tax
     benefit and minority interest...        (744)
  Gain on sale of GeoScience
     subsidiary (CogniSeis), less
     applicable income tax expense
     and minority interest...........                   3,620
                                       ----------  ----------  ----------
          (Loss) income from
             discontinued
             operations..............     (21,747)      1,309       4,378
                                       ----------  ----------  ----------
          Net (loss) income..........  $  (23,484) $    5,095  $    7,449
                                       ==========  ==========  ==========
(Loss) earnings per common share
  Continuing operations
     Basic...........................  $     (.29) $      .63  $      .51
     Diluted.........................        (.29)        .61         .50
  Discontinued operations
     Basic...........................       (3.60)        .22         .72
     Diluted.........................       (3.60)        .21         .71
  Net (loss) income
     Basic...........................       (3.89)        .84        1.23
     Diluted.........................       (3.89)        .83        1.21
  Weighted average common shares
     outstanding
     Basic...........................       6,040       6,049       6,038
     Diluted.........................       6,040       6,175       6,168

  The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                            DECEMBER 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
ASSETS
Current assets
     Cash and cash equivalents.......  $   27,399  $    3,417
     Short-term investments..........       1,804         228
     Receivables -- net..............      30,371      25,271
     Unbilled revenue................      34,150      39,315
     Inventories -- net..............      20,648      24,753
     Deferred income taxes...........       3,771       4,697
     Net assets of discontinued
      operations (Note 2)............      11,992      86,806
     Other...........................         566       1,538
                                       ----------  ----------
       Total current assets..........     130,701     186,025
Property, plant and
  equipment -- net...................      31,439      18,817
Long-term receivables................                   2,224
Long-term deferred tax assets........       3,631
Other assets.........................       9,832      17,035
                                       ----------  ----------
       Total assets..................  $  175,603  $  224,101
                                       ==========  ==========
LIABILITIES
Current liabilities
     Notes payable...................  $    1,630  $   13,911
     Current maturities of long-term
      debt...........................         861       1,178
     Accounts payable................       8,074       8,152
     Billings in excess of costs and
      estimated earnings on
      uncompleted contracts..........       6,906       5,163
     Income tax payable..............                     508
     Other accrued liabilities.......      12,924       7,661
                                       ----------  ----------
       Total current liabilities.....      30,395      36,573
Long-term debt.......................       1,450       2,335
Deferred income taxes................                   9,452
Other liabilities....................          26       8,010
                                       ----------  ----------
       Total liabilities.............      31,871      56,370
                                       ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note
  12)
SHAREHOLDERS' INVESTMENT
Preferred stock -- authorized
  2,000,000 shares, without par
  value, none issued
Common stock -- authorized 20,000,000
  shares, $.10 par value, issued
  8,118,831 and 8,044,881 shares,
  respectively.......................         811         804
Additional capital...................      42,290      41,361
Accumulated earnings.................     134,255     157,739
Accumulated other comprehensive
  loss -- net........................        (919)     (3,489)
Common stock held in treasury, at
  cost (2,183,050 and 1,980,400
  shares, respectively)..............     (32,705)    (28,684)
                                       ----------  ----------
       Total shareholders'
        investment...................     143,732     167,731
                                       ----------  ----------
       Total liabilities and
        shareholders' investment.....  $  175,603  $  224,101
                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                       FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Cash flows from operating activities:
  Net (loss) income..................  $ (23,484) $   5,095  $   7,449
    Loss (income) from discontinued
      operations.....................     21,747     (1,309)    (4,378)
  Adjustments to reconcile (loss)
    income from continuing operations
    to net cash provided by (used
    for) continuing operations:
    Provision for inventory
      write-down.....................      4,600
    Depreciation and amortization....      5,835      5,132      5,053
    Provision for deferred income
      taxes..........................        622        259      1,043
    Loss on disposal of property,
      plant & equipment..............        158
  Change in operating assets and
    liabilities, net of impact of
    purchase of business:
    Receivables......................     (2,375)      (187)    (5,795)
    Unbilled revenue.................      5,165      2,969       (309)
    Inventories......................       (468)    (3,078)    (3,138)
    Other assets.....................       (293)    (1,068)       991
    Accounts payable.................       (340)      (166)     1,377
    Other accrued liabilities and
      billings in excess.............      6,046     (3,596)     3,662
    Taxes on income..................       (475)    (1,616)        15
    Other noncurrent liabilities.....        783       (141)        83
                                       ---------  ---------  ---------
      Net cash provided by operating
         activities of continuing
         operations..................     17,521      2,294      6,053
                                       ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures...............    (17,677)    (5,030)    (3,457)
  Investment in grantor trust........     (1,611)      (616)      (516)
  Purchase of business, net of cash
    acquired.........................     (1,899)               (1,854)
  Proceeds on sale of discontinued
    operations (Note 2)..............     54,196      9,556      8,929
  Purchases of GeoScience common
    stock............................       (708)
  Purchases of investment
    securities.......................     (1,841)      (128)
  Sale of investment securities......        265
  Other..............................         73        151          8
                                       ---------  ---------  ---------
      Net cash provided by investing
         activities of continuing
         operations..................     30,798      3,933      3,110
                                       ---------  ---------  ---------
Cash flows from financing activities
  of continuing operations:
  Net (payments) borrowings under
    line of credit agreements........    (12,267)    (3,766)    10,227
  Proceeds from long-term debt.......        369        597      1,700
  Payments on long-term debt.........     (1,774)    (1,268)      (755)
  Proceeds from exercise of stock
    options..........................        936        689        929
  Acquisition of treasury stock......     (4,021)    (1,024)      (901)
                                       ---------  ---------  ---------
      Net cash (used for) provided by
         financing activities of
         continuing
         operations..................    (16,757)    (4,772)    11,200
                                       ---------  ---------  ---------
Net cash used for discontinued
  operations.........................     (7,580)    (4,576)   (18,091)
                                       ---------  ---------  ---------
Net increase (decrease) in cash and
  cash equivalents...................     23,982     (3,121)     2,272
Cash and cash equivalents at
  beginning of year..................      3,417      6,538      4,266
                                       ---------  ---------  ---------
Cash and cash equivalents at end of
  year...............................  $  27,399  $   3,417  $   6,538
                                       =========  =========  =========
Cash flows from operating activities
  include:
  Cash transactions:
    Interest paid....................  $   1,545  $     698  $   1,267
    Income taxes paid, net...........        122      1,668      3,264
  Noncash transactions:
    Note receivable on sale of
      discontinued operations........                 3,600
    Investment in joint ventures.....        309        309        394
    Settlement of CogniSeis note
      receivable.....................                 1,244

  The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED
                                          COMMON STOCK                                       OTHER          TREASURY STOCK
                                        ----------------    ADDITIONAL    ACCUMULATED    COMPREHENSIVE    ------------------
                                        SHARES    AMOUNT     CAPITAL       EARNINGS      INCOME (LOSS)    SHARES     AMOUNT
                                        ------    ------    ----------    -----------    -------------    ------    --------
Balance, December 31, 1996...........   7,941      $794      $ 39,753      $ 145,195        $  (911)      1,905     $(26,759)
Comprehensive income for 1997
  Net income.........................                                          7,449
  Other comprehensive loss, net of
   tax
    Foreign currency translation
     adjustments.....................                                                        (2,366)
      Total comprehensive income.....
Issuance of common stock for stock
 options.............................      54         5           768
Acquisition of treasury shares.......                                                                        32         (901)
Tax benefit associated with stock
 options.............................                             156
                                        ------    ------    ----------    -----------    -------------    ------    --------
Balance, December 31, 1997...........   7,995       779        40,677        152,644         (3,277)      1,937      (27,660)
Comprehensive income for 1998
  Net income.........................                                          5,095
  Other comprehensive income (loss),
   net of tax
    Foreign currency translation
     adjustments.....................                                                           439
    Minimum pension liability
     adjustment......................                                                          (651)
      Total comprehensive income.....
Issuance of common stock for stock
 options.............................      50         5           684
Acquisition of treasury shares.......                                                                        43       (1,024)
                                        ------    ------    ----------    -----------    -------------    ------    --------
Balance, December 31, 1998...........   8,045       804        41,361        157,739         (3,489)      1,980      (28,684)
Comprehensive income for 1999
  Net loss...........................                                        (23,484)
  Other comprehensive income, net of
   tax
    Foreign currency translation
     adjustments.....................                                                         1,919
    Minimum pension liability
     adjustment......................                                                           651
      Total comprehensive loss.......
Issuance of common stock for stock
 options.............................      74         7           929
Acquisition of treasury shares.......                                                                       203       (4,021)
                                        ------    ------    ----------    -----------    -------------    ------    --------
Balance, December 31, 1999...........   8,119      $811      $ 42,290      $ 134,255        $  (919)      2,183     $(32,705)
                                        ======    ======    ==========    ===========    =============    ======    ========

                                       SHAREHOLDERS'
                                         INVESTMENT
                                           TOTAL
                                       --------------
Balance, December 31, 1996...........     $158,072
Comprehensive income for 1997
  Net income.........................
  Other comprehensive loss, net of
   tax
    Foreign currency translation
     adjustments.....................
      Total comprehensive income.....        5,083
Issuance of common stock for stock
 options.............................          773
Acquisition of treasury shares.......         (901)
Tax benefit associated with stock
 options.............................          156
                                       --------------
Balance, December 31, 1997...........      163,183
Comprehensive income for 1998
  Net income.........................
  Other comprehensive income (loss),
   net of tax
    Foreign currency translation
     adjustments.....................
    Minimum pension liability
     adjustment......................
      Total comprehensive income.....        4,883
Issuance of common stock for stock
 options.............................          689
Acquisition of treasury shares.......       (1,024)
                                       --------------
Balance, December 31, 1998...........      167,731
Comprehensive income for 1999
  Net loss...........................
  Other comprehensive income, net of
   tax
    Foreign currency translation
     adjustments.....................
    Minimum pension liability
     adjustment......................
      Total comprehensive loss.......      (20,914)
Issuance of common stock for stock
 options.............................          936
Acquisition of treasury shares.......       (4,021)
                                       --------------
Balance, December 31, 1999...........     $143,732
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

     The Company's communications' products include microwave components and subsystems, magnetic materials, ceramic substrates, timing and positioning equipment, antennas and electronic defense products. The principal defense systems' products include airborne training and instrumentation systems, maritime surveillance radars, shipboard electronics, guided missiles/munitions electronics and mechanical systems. The primary products of the Company's weather information systems segment are high performance Doppler radars coupled with sophisticated data processing systems.

     In July 1999, the Company acquired 51% of CrossLink, Inc. ("CrossLink"), a wireless communications product and services business, through the purchase of voting preferred stock, for $2,000,000 in cash. CrossLink's third and fourth quarter results are incorporated in the Company's Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 1999, and CrossLink's assets and liabilities are included in the Company's Consolidated Balance Sheet as of December 31, 1999. The results of operations of CrossLink prior to the acquisition date were not material to the Company. These financial statements do not reflect any minority interest related to CrossLink because of the Company's preference in the net assets of CrossLink.

     The Company adopted a plan, effective June 30, 1998, (the "measurement date"), to sell its broadcast, air monitoring products and real estate investment subsidiaries. Effective December 31, 1998, (the "measurement date"), the Company adopted a plan to sell its majority owned subsidiary, GeoScience Corporation ("GeoScience"). These businesses, including minority interest attributable to GeoScience, are presented as discontinued operations in these financial statements. See Note 2 for discussion on discontinued operations.

     In December 1999, the Company retained Quarterdeck Investment Partners, Inc., to assist in evaluating strategic options for the Company. The possible alternatives include recapitalization, merger, privatization and sale of all or part of the Company.

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

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SHORT-TERM INVESTMENTS AND OTHER CASH EQUIVALENTS

     Short-term investments are carried at market value and have maturities of less than one year. The Company classifies short-term investments with original maturities of three months or less as cash equivalents.

REVENUE RECOGNITION

     The Company recognizes revenue on long-term contracts utilizing the percentage of completion method, measured by comparing total costs incurred to date to estimated total costs for each contract. Estimated losses on contracts are recorded in full when they become apparent. Substantially all unbilled revenue amounts are expected to be billed and collected within one year in accordance with the terms of the related contracts.

     Revenue from the sale of products manufactured in standard manufacturing operations is recognized at the time of shipment unless significant future obligations remain. Where significant future obligations exist, revenue is not recognized until such obligations have been satisfied or are no longer significant.

     The Company leases products to customers under operating leases. Revenues from such leases are recognized on the straight-line method over the term of the lease based on the total rentals to be paid under the lease. Revenues from leased assets comprised less than 10% of total revenues reported in 1999. The Company did not have assets under lease in 1998 and 1997.

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

     Intangible assets, included in other assets and consisting primarily of goodwill, are amortized using the straight-line method over 5 to 15 years. Amortization expense was $800,000, $1,224,000 and $940,000 in 1999, 1998 and
1997, respectively. Net intangible assets were $4,491,000 and $5,229,000 at December 31, 1999, and 1998, respectively, net of accumulated amortization of $3,280,000 and $6,238,000 at December 31, 1999, and 1998, respectively.

LONG-LIVED ASSETS

     The Company reviews for the impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company believes that no material impairment exists at December 31, 1999.

RESEARCH AND DEVELOPMENT

     The Company performs research and development under both company-sponsored programs and contracts with others, primarily the U.S. Government. Costs related to company-sponsored research and development for new products and major product improvements are expensed as incurred.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

     The provision for income taxes is computed based on the pretax income included in the consolidated statement of income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

     The Company has not recorded a deferred income tax liability for additional U.S. Federal income taxes that would result from the distribution of earnings of its foreign subsidiaries since the Company intends to indefinitely reinvest the undistributed earnings.

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

STOCK-BASED COMPENSATION

     The Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method. Pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method has been applied in measuring compensation expense is presented in Note 9.

EARNINGS PER SHARE

     Earnings per share is reported as both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only potential dilutive shares the Company has outstanding. Due to the Company's losses, diluted earnings per share presented on the Consolidated Statement of Operations for the year ended December 31, 1999, do not reflect the effect of outstanding stock options because to do so would be anti-dilutive. Diluted earnings per share for 1998 and 1997 exclude the effects of options to acquire 166,400 and 232,700 shares of Common Stock at weighted average exercise prices of $31.23 and $34.46, respectively, because the options' exercise prices were greater than the average market price of the common shares and to do so would be anti-dilutive.

RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which established accounting and reporting standards for derivative instruments. The Company has historically not engaged in significant derivative instrument activity. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("FAS 137") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which delayed implementation and the effective date of FAS 133 until after June 15, 2000. Adoption of FAS 133 is not expected to have a material effect on the Company's financial position or operational results.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was issued as a result of the increasing number of revenue recognition issues encountered by registrants. The SEC staff indicated that SAB 101 does not alter existing rules, but does explain how the rules apply to transactions that are not specifically addressed in current guidance. The staff believes that revenue generally is (i) realized or

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

realizable and (ii) earned when all of the following criteria have been satisfied: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101. The staff, however, will not object if registrants that have not applied these accounting provisions do not restate prior financial statements, provided that their prior policy was acceptable under generally accepted accounting principals and they report the change as a cumulative effect of a change in accounting principle. Any such change must be reported no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is undertaking a review of its revenue recognition policies to determine whether such policies are consistent with the principals of SAB 101. However, the Company does not expect that SAB 101 will have a significant impact on the Company's revenue recognition policies.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- DISCONTINUED OPERATIONS

     Effective June 30, 1998, the Company adopted a plan to sell its businesses involved in real estate development (Lake Investment Company or "Lake"), manufacture of air monitoring products (Anarad, Inc., or "Anarad") and manufacture of radio and television broadcast equipment (Continental Electronics Corporation or "Continental"), and effective December 31, 1998, the Company adopted a plan to sell its majority owned subsidiary, GeoScience Corporation. The effective dates of June 30, 1998, and December 31, 1998, are the respective measurement dates referred to when discussing the results of operations of these businesses elsewhere in this report.

     The presentation of the discontinued operations includes segregation of the operating results and the gain or loss from disposition of the businesses in the Consolidated Statement of Operations for the years ended December 31, 1999, 1998 and 1997. The gain or loss on disposal includes actual and estimated operating results of the discontinued businesses from the measurement date through the actual or estimated disposal date ("phase-out period"). The net assets and cash flows of the discontinued operations are segregated in the Consolidated Balance Sheet at December 31, 1999, and 1998 and in the Consolidated Statement of Cash Flows at December 31, 1999, 1998 and 1997. Accordingly, the revenue, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Income (loss) from discontinued operations, net of applicable income taxes (benefits)," as "Net assets of discontinued operations" and as "Net cash used in discontinued operations" for all periods presented. The results of discontinued operations do not include any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

     On November 18, 1998, the Company sold Lake to Consumer Loan Portfolios Inc., for cash of $1,300,000 plus notes receivable of $3,600,000 collateralized by real estate owned by Lake. The Company received $500,000 on a note receivable in February 1999. During the remainder of 1999, the Company did not receive scheduled payments on the remaining $3,100,000 notes receivable from Consumer Loan Portfolios Inc. Due to the non-payment of the notes receivable, the Company issued a demand for arbitration and statement of claim as provided in the purchase agreement. The Company did not accrue interest income on the notes receivable during 1999. The Company believes it will ultimately recover the value of this asset.

     On March 15, 1999, the Company sold substantially all of the assets of Anarad for cash of $550,000 plus 90% of the cash collected during the 90 days following March 15, 1999, on outstanding trade accounts receivable as of that date. The Company received a net of $219,000 on these outstanding trade accounts

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

receivable. In 1999, the Company recognized an additional loss of $117,000 on the final disposition of Anarad.

     In December 1998, the Boards of Directors of the Company and GeoScience committed to a plan to seek a strategic merger partner for GeoScience. On January 18, 1999, the Company and GeoScience signed an agreement to merge GeoScience with a third party, subject to shareholder and regulatory approval. The Company, GeoScience and the third party subsequently terminated the proposed merger. The third party paid GeoScience $3,000,000 in connection with such termination, which is included in the results of discontinued operations.

     In December 1999, the Company tendered its shares in GeoScience to Compagnie Generale de Geophysique ("CGG") pursuant to a tender offer related to the merger of GeoScience and Sercel, Inc., a wholly-owned subsidiary of CGG. Under the terms of the agreement, the Company received $53,646,000 in cash for its 7,995,000 shares, or $6.71 per share, and CGG assumed GeoScience's debt obligations of approximately $29,000,000, eighty percent of which were previously guaranteed by the Company. At December 31, 1998, the Company estimated that a gain would result from the ultimate disposal of GeoScience in an amount sufficient to cover actual and estimated operating losses during the phase-out period. Accordingly, no estimated gain on disposal was recorded as of December 31, 1998. As a result of the anticipated sale of GeoScience to a third party during the first quarter of 1999 as discussed above, the effect of estimated operating results during the phase-out period were not significant to the estimated gain on disposal at December 31, 1998. As a result of the tender offer transaction in December 1999, the Company recognized an after tax loss on disposal of $744,000, which includes after tax operating losses during the phase-out period of $20,728,000. The after tax losses reflect the down turn in the seismic industry that occurred during 1999 and the extended length of time that the Company owned GeoScience.

     In June 1997, GeoScience adopted a plan to sell its geoscientific software subsidiary, CogniSeis Development, Inc., ("CogniSeis"). CogniSeis has been included in the Company's presentation of discontinued operations in the Consolidated Statement of Income for the years ended December 31, 1998, and 1997. On October 14, 1997, ("the disposal date"), CogniSeis was sold to Paradigm Geophysical Corporation for cash of $8,929,000, net of certain liabilities assumed pursuant to the terms of the sale agreement, plus a note receivable. During 1998, the uncertainties surrounding certain provisions of the sales agreement were resolved and GeoScience received payment in full of the note receivable, resulting in the recognition of a gain on the sale of $3,620,000, net of taxes and minority interest.

     Under the original plan of disposal for Continental, adopted at June 30, 1998, (the "measurement date"), the Company intended to sell Continental as a whole, including the subsidiaries located in Chile and Germany. At December 31, 1998, the Company estimated that a gain would result from the ultimate disposal of Continental in an amount sufficient to cover actual and estimated operating losses during the phase-out period. Accordingly, recognition of actual and estimated after tax operating losses of $7,972,000 were deferred at December 31, 1998. The recorded amount of loss on disposal of $3,534,000 for the year ended December 31, 1998, was related to income taxes of Continental's German subsidiary. As a result of the Company's sales efforts and negotiations with potential buyers since the measurement date, the Company revised the original plan and is currently attempting to sell the product lines of Continental and to close down operations the Company believes will not be sold. The effects of the revision in the plan, the extended holding period and the occurrence of operating losses during the phase-out period in excess of previous estimates have resulted in an estimated after tax loss on disposal of $20,886,000 in 1999, including actual and estimated after tax operating losses during the phase-out period of $19,816,000. The phase-out period after tax operating losses recognized in 1999 includes losses deferred in 1998.

     In October 1999, Continental entered into a plan of liquidation of its German subsidiary. Under the plan of liquidation, Continental is required to fund the cash flow requirements of operating the German subsidiary during the liquidation phase and for the deficiency in cash required to retire the German

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

subsidiary's obligations. Under the terms of the plan, Continental's commitment is not expected to exceed $6,079,000 and the plan is expected to be completed during the year 2000. The Company has guaranteed Continental's commitment under the plan of liquidation. At December 31, 1999, the liquidator had not negotiated a settlement of the defined benefit pension plan obligation with the German pension insurance trust, however, the Company believes the liquidator will reach a settlement.

     In February 2000, Continental entered into a letter of intent to sell the assets of its digital television product line ("DTV"). The transaction is expected to close by April 30, 2000. Continental is conducting discussions with other parties interested in its remaining product lines and real estate and expects to complete sales transactions during June 2000.

     The total revenue for the period January 1 through December 31, 1999, for Continental was $39,970,000. The total revenue during 1999 for GeoScience and Anarad, through the respective disposition dates, was $81,088,000 and $348,000, respectively.

     The total revenue for the period January 1 through December 31, 1998, for Continental and Anarad was $39,991,000 and $2,605,000, respectively. The total revenue for Lake during 1998 through the disposition date, November 18, 1998, was $1,482,000.

     The results of the discontinued operations through the appropriate measurement dates are summarized as follows, as well as, the expected losses from disposition (in thousands except per share data):

                                        GEOSCIENCE    CONTINENTAL    ANARAD      LAKE      TOTAL
                                        ----------    -----------    -------    ------    --------
Year ended December 31, 1998
     Revenue.........................    $ 122,933      $17,640      $ 1,761    $  776    $143,110
     Income (loss) before provision
       for income taxes..............        5,068       (2,640)        (277)     (160)      1,991
     Income tax expense (benefit)....          111         (871)         (91)      (53)       (904)
     Income (loss) from operations,
       net of income taxes and
       minority interest.............        4,348       (1,769)        (186)     (107)      2,286
     Gain on sale of CogniSeis, net
       of taxes and minority
       interest......................        3,620                                           3,620
     Loss on dispositions, net of
       income taxes..................                    (3,534)      (1,063)               (4,597)
     Net income (loss)...............        7,968       (5,303)      (1,249)     (107)      1,309
     Earnings (loss) per common share
          Basic......................    $    1.32      $  (.88)     $  (.20)   $ (.02)   $    .22
          Diluted....................         1.29         (.88)        (.20)     (.02)        .21

                                        GEOSCIENCE    CONTINENTAL    ANARAD      LAKE      TOTAL
                                        ----------    -----------    -------    ------    --------
Year ended December 31, 1997
     Revenue.........................    $  94,451      $54,094      $ 3,151    $1,842    $153,538
     Income (loss) before provision
       for income taxes..............        5,283        4,822         (644)     (489)      8,972
     Income tax expense (benefit)....        1,743        1,432         (191)     (145)      2,839
     Income (loss) from operations,
       net of income taxes and
       minority interest.............        3,021        3,390         (453)     (344)      5,614
     Loss on operation of CogniSeis,
       net of income taxes and
       minority interest.............       (1,236)                                         (1,236)
     Net income (loss)...............        1,785        3,390         (453)     (344)      4,378
     Earnings (loss) per common share
          Basic......................    $     .29      $   .56      $  (.08)   $ (.05)   $    .72
          Diluted....................          .29          .55         (.08)     (.06)        .71

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For financial reporting purposes, the assets and liabilities attributable to undisposed discontinued operations have been classified in the consolidated balance sheet as net assets of discontinued operations and consists of the following (in thousands):

                                        CONTINENTAL
                                        -----------
December 31, 1999
     Current assets..................     $23,784
     Total assets....................      34,333
     Current liabilities.............      15,715
     Total liabilities...............      22,341
     Net assets of the discontinued
      operation......................      11,992

                                        GEOSCIENCE    CONTINENTAL    ANARAD     TOTAL
                                        ----------    -----------    ------    --------
December 31, 1998
     Current assets..................    $ 107,199      $38,052      $  750    $146,001
     Total assets....................      152,171       46,211       1,063     199,445
     Current liabilities.............       54,644       29,083         587      84,314
     Total liabilities...............       77,459       34,593         587     112,639
     Net assets of discontinued
       operations....................       74,712       11,618         476      86,806

NOTE 3 -- RECEIVABLES AND UNBILLED REVENUE

     Receivables and unbilled revenue are summarized as follows (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Current receivables
     Commercial (less allowance for
       doubtful accounts of $308 and
       $339, respectively)...........  $  13,729  $  15,630
     U.S. Government.................     10,770      8,144
     Other receivables...............      5,872      1,497
                                       ---------  ---------
                                       $  30,371  $  25,271
                                       =========  =========
Long-term receivables
     Other...........................  $          $   2,224
                                       =========  =========
Unbilled revenues
     Commercial......................  $   8,255  $   9,218
     U.S. Government.................     25,895     30,097
                                       ---------  ---------
                                       $  34,150  $  39,315
                                       =========  =========

     Government receivables and unbilled revenue include amounts from prime contractors with the U.S. Government where the Company is the subcontractor. Current receivables at December 31, 1999, include trade accounts, the $3,100,000 notes receivable due from the sale of Lake and a tax refund due of $2,490,000. Current receivables at December 31, 1998, include trade accounts and the current portion of long-term notes receivable of $1,394,000 related to the sale of Lake. Long-term receivables at December 31, 1998, include the non-current portion of the notes receivable related to the sale of Lake.

     Unbilled revenues represent revenue recognized on contracts for which billings had not been presented to the customers because the amounts were not contractually billable at the balance sheet date. Substantially all unbilled amounts receivable will be billed and collected within one year in accordance with the terms of the related contracts.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- INVENTORIES

     Inventories, which consist principally of electronic components, are summarized as follows (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Raw materials........................  $  13,204  $  16,686
Work in process......................      6,782      7,514
Finished goods.......................      2,579      2,430
                                       ---------  ---------
                                          22,565     26,630
Less reserve.........................     (1,917)    (1,877)
                                       ---------  ---------
                                       $  20,648  $  24,753
                                       =========  =========

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are summarized as follows (dollars in thousands):

                                                         DECEMBER 31,
                                        ESTIMATED   ----------------------
                                          LIVES        1999        1998
                                        ----------  ----------  ----------
At cost:
     Land, buildings and
       improvements..................    10 - 35    $   19,485  $   18,514
     Machinery and equipment.........     3 - 12        66,940      52,041
                                                    ----------  ----------
                                                        86,425      70,555
Less accumulated depreciation........                  (54,986)    (51,738)
                                                    ----------  ----------
                                                    $   31,439  $   18,817
                                                    ==========  ==========

     Depreciation expense was $5,035,000, $3,908,000 and $4,113,000 for 1999,
1998 and 1997, respectively.

     The cost and accumulated depreciation, of equipment subject to an operating lease with a customer, was $11,770,000 and $786,000, respectively, at December 31, 1999. The operating lease was phased-in, commencing May 1999, and is renewable annually on October 1 at the customer's option, for four one-year terms, with the last term ending on September 30, 2004. The Company did not have assets under lease at December 31, 1998, and 1997.

NOTE 6 -- NOTES PAYABLE

     On December 15, 1999, the Company repaid the outstanding debt related to its credit facility with Wells Fargo Bank and Bank of America in the aggregate amount of $23,422,000, of which $11,654,000 was related to a discontinued operation. In conjunction with the debt repayment, the credit facility was terminated.

     At December 31, 1999, the Company had short-term line of credit facilities aggregating approximately $10,150,000. Borrowings under these lines may be made in such amounts and at such maturities and interest rates as are offered by the banks and accepted by the Company at the time of each borrowing. The lines of credit contain certain restrictive covenants including limitations on asset sales, indebtedness, payments of dividends and acquisition of treasury shares, investments and certain financial covenants and ratios. At December 31, 1999, and 1998, borrowings under these lines totaled $1,630,000 and $13,911,000, respectively. Weighted average interest rates on such borrowings outstanding at December 31, 1999, and 1998 were 8.44% and 7.22%, respectively.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On January 20, 2000, the Company repaid the outstanding debt related to its credit facility with First Union Bank, of which $1,172,000 was outstanding as of December 31, 1999. In conjunction with the repayment, the credit facility was terminated, which reduced the total amount available to the Company under remaining line of credit agreements to $7,692,000.

NOTE 7 -- LONG-TERM DEBT

     The components of long-term debt are summarized as follows (dollars in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Real estate mortgage notes, due in
  monthly installments with interest
  at 7.44% to 9.06%, maturity at
  various dates through 2005.........  $   2,311  $   3,458
Notes collateralized by equipment,
  due in monthly installments with
  interest at 13.0%, maturity at
  various dates through 1999.........                    55
                                       ---------  ---------
                                           2,311      3,513
Less current maturities..............       (861)    (1,178)
                                       ---------  ---------
                                       $   1,450  $   2,335
                                       =========  =========

     Future maturities of long-term debt are $861,000 in 2000, $489,000 in 2001, $413,000 in 2002, $255,000 in 2003, $246,000 in 2004 and $47,000 thereafter.

     At December 31, 1999, $3,325,000 of land, buildings and improvements was pledged as collateral on various long-term debt obligations.

NOTE 8 -- INCOME TAXES

     The components of (loss) income before income taxes, excluding minority interest, are summarized as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1999       1998       1997
                                       ----------  ---------  ---------
Continuing operations
     Domestic........................  $   (5,416) $   4,877  $   2,982
     Foreign.........................       2,455        770      1,152
                                       ----------  ---------  ---------
          Total continuing
             operations..............      (2,691)     5,647      4,134
                                       ----------  ---------  ---------
Discontinued operations
     Domestic........................     (33,402)    11,982      2,381
     Foreign.........................     (19,208)    (3,879)     4,289
                                       ----------  ---------  ---------
          Total discontinued
             operations..............     (52,610)     8,103      6,670
                                       ----------  ---------  ---------
               Total (loss) income
                  before income
                  taxes..............  $  (55,301) $  13,750  $  10,804
                                       ==========  =========  =========

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The (benefit) provision for income taxes, excluding minority interest, consists of the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1999       1998       1997
                                       ----------  ---------  ---------
Continuing operations
  Current tax (benefit) expense
     U.S. Federal....................  $   (2,487) $   1,123  $    (341)
     State...........................         318        250        330
     Foreign.........................         593        229         31
                                       ----------  ---------  ---------
          Total current continuing
             operations..............      (1,576)     1,602         20
  Deferred tax expense
     U.S. Federal....................         622        134        269
     Foreign.........................                    125        774
                                       ----------  ---------  ---------
          Total deferred continuing
             operations..............         622        259      1,043
                                       ----------  ---------  ---------
             Total continuing
               operations............        (954)     1,861      1,063
                                       ----------  ---------  ---------
Discontinued operations..............     (25,702)     4,582      2,125
                                       ----------  ---------  ---------
          Total (benefit)
             provision...............  $  (26,656) $   6,443  $   3,188
                                       ==========  =========  =========

     The overall income tax (benefit) expense, excluding minority interest, for 1999, 1998 and 1997 resulted in effective tax rates of 48.2%, 46.9% and 29.5%, respectively. The income tax (benefit) expense for 1999, 1998 and 1997 related to continuing operations resulted in effective tax rates of 35.5%, 33% and 25.7%, respectively. The reasons for the difference between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1999       1998       1997
                                       ----------  ---------  ---------
Continuing Operations
     Federal taxes on income at
       statutory rates...............  $     (942) $   1,976  $   1,447
     State income taxes, net.........         206        162        214
     Foreign tax (rate
       differential).................        (266)        87
     Foreign Sales Corporation
       benefit.......................                   (468)      (602)
     Research and experimentation tax
       credit........................        (230)                 (100)
     Nondeductible intangible
       amortization..................          65        204        169
     Valuation allowance--foreign....         146
     Other, net......................          67       (100)       (65)
                                       ----------  ---------  ---------
       Total continuing operations...        (954)     1,861      1,063
                                       ----------  ---------  ---------
Discontinued Operations
     Federal taxes on income at
       statutory rates...............     (18,414)     2,836      2,334
     State income taxes, net.........                     91         24
     Foreign tax (rate
       differential).................                    197
     Foreign Sales Corporation
       benefit.......................                 (1,067)      (273)
     Research and experimentation tax
       credit........................                              (114)
     Nondeductible intangible
       amortization..................         (88)       104         26
     Valuation allowance--foreign....       5,024      2,475
     GeoScience disposition..........     (13,742)
     Other, net......................       1,518        (54)       128
                                       ----------  ---------  ---------
       Total discontinued
          operations.................     (25,702)     4,582      2,125
                                       ----------  ---------  ---------
          Total (benefit)
             provision...............  $  (26,656) $   6,443  $   3,188
                                       ==========  =========  =========

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax (liabilities) assets of continuing operations are comprised of the following (in thousands):

                                              DECEMBER 31,
                                          --------------------
                                            1999       1998
                                          ---------  ---------
Deferred tax (liabilities)
     Depreciation and amortization......  $    (721) $    (154)
     Installment sales..................                   864
     Equity in earnings of affiliate....     (1,571)    (1,386)
     Basis difference in affiliate
       stock............................                (7,632)
     Other..............................        (69)    (1,144)
                                          ---------  ---------
          Deferred tax (liabilities)....     (2,361)    (9,452)
                                          ---------  ---------
Deferred tax assets
     Deferred compensation..............                 2,639
     Compensatory absences accruals.....      1,176        659
     Inventory accounting...............        961      1,107
     Product warranty and related
       accruals.........................                   178
     Contract percent of completion.....      1,197        281
     Minimum tax credit.................      1,010
     Research and experimentation tax
       credits..........................      1,525
     Net operating losses...............      3,959
     Other..............................        514       (167)
                                          ---------  ---------
          Gross deferred tax assets.....     10,342      4,697
                                          ---------  ---------
          Deferred tax asset valuation
             allowance..................       (579)
                                          ---------  ---------
               Total deferred tax asset
                  (liability)...........  $   7,402  $  (4,755)
                                          =========  =========

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $11,312,000 available to offset future U.S. Federal taxable income which expire in 2019, if not utilized.

NOTE 9 -- STOCK OPTION PLANS

     The Company's 1990 Stock Option Plan (the "1990 Plan") provided for the granting of stock options and stock appreciation rights ("SARs") to key employees of the Company and to the members of the Board of Directors who are not employees of the Company. Each option granted under the 1990 Plan has an exercise price of 100% of the fair market value on the date of grant and a term of ten years. The options granted to key employees are exercisable as follows; 20% after one year, with an additional 20% exercisable each six months thereafter. Options granted to nonemployee directors are exercisable in full after one year. Upon the adoption of the 1998 Equity Incentive Plan (the "1998 Plan") by the shareholders on April 28, 1998, no further options were available for grant under the 1990 Plan.

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

     Effective October 15, 1998, approximately 278,700 employee stock options previously granted were amended, with the consent of each optionee, to provide for a revised exercise price of $21.25, the closing market price for the Company's stock on such date. The vesting period for the amended stock options was

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) extended one year from the original vesting schedule. However, none of the repriced stock options were exercisable before October 16, 1999.

     The 1998 Plan covers 750,000 shares of Common Stock and provides for the granting of stock options to key employees of the Company and to nonemployee directors. Each option has an exercise price of 100% of the fair market value on the date of grant and has a term of ten years. The options granted to key employees in 1998 are exercisable as follows; 25% after one year, with an additional 25% exercisable each year thereafter. The options granted to key employees in 1999 are exercisable as follows; 20% after one year, with an additional 20% exercisable each six months thereafter. Options granted to nonemployee directors are exercisable on the date of grant. Shares granted and subsequently canceled are available for future grants. At December 31, 1999, 322,500 options were available for grant under the 1998 Plan.

     Changes in outstanding options under the Company's stock option plans during 1999, 1998 and 1997 were as follows:

                                                   WEIGHTED
                                                    AVERAGE
                                                   EXERCISE
                                        SHARES       PRICE
                                        -------    ---------
Outstanding, December 31, 1996.......   630,020     $ 22.47
     Options granted.................    82,500       28.00
     Options canceled................   (16,300)      32.00
     Options exercised...............   (38,650)      15.79
                                        -------
Outstanding, December 31, 1997.......   657,570       23.32
     Options granted.................   150,000       28.88
     Options canceled................    (6,800)      29.79
     Options exercised...............   (50,000)      13.79
                                        -------
Outstanding, December 31, 1998.......   750,770       20.61
     Options granted.................   277,500       21.12
     Options canceled................   (25,000)      21.50
     Options exercised...............   (73,950)      13.31
                                        -------
Outstanding, December 31, 1999.......   929,320       20.22
                                        =======
Exercisable options
     December 31, 1997...............   446,650     $ 19.18
     December 31, 1998...............   342,070       16.83
     December 31, 1999...............   557,800       19.72

     The following table summarizes significant ranges of the Company's outstanding and exercisable options at December 31, 1999:

                                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                        --------------------------------------------        -----------------------
                                                         WEIGHTED           WEIGHTED                       WEIGHTED
                                                          AVERAGE           AVERAGE                        AVERAGE
              RANGE OF                                   REMAINING          EXERCISE                       EXERCISE
           EXERCISE PRICES              SHARES         LIFE IN YEARS         PRICE          SHARES          PRICE
-------------------------------------   -------        -------------        --------        -------        --------
$ 8.00 -  8.13.......................    38,000             0.52             $ 8.06          38,000        $   8.06
 12.38 - 15.75.......................   146,450             3.41              15.58         146,450           15.58
 19.00 - 28.00.......................   717,870             7.95              21.38         346,350           21.83
 30.38 - 34.63.......................    27,000             6.92              31.50          27,000           31.50
                                        -------                                             -------
  8.00 - 34.63.......................   929,320             6.90              20.22         557,800           19.72
                                        =======                                             =======

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value of the options at date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

                                         1999          1998           1997
                                        -------      ---------      ---------
Expected life........................   7 years        8 years      5.4 years
Interest rate........................     5.42%          5.17%          6.38%
Volatility...........................       26%            29%            24%
Dividend yield.......................        0%             0%             0%
Weighted average fair value of
  options granted during the year....   $  8.66      $   13.49      $   10.33

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma net income and earnings per share was as follows (in thousands except per share data):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
(Loss) income from continuing
  operations after tax, as
  reported...........................  $  (1,737) $   3,786  $   3,071
(Loss) income from continuing
  operations after tax, pro forma....     (3,656)     2,179      2,242
(Loss) income from discontinued
  operations after tax, as
  reported...........................    (21,747)     1,309      4,378
(Loss) income from discontinued
  operations after tax, pro forma....    (22,268)       653      3,896
Net (loss) income, as reported.......    (23,484)     5,095      7,449
Net (loss) income, pro forma.........    (25,924)     2,832      6,138
(Loss) earnings per common share
     Continuing operations, as
       reported
          Basic......................       (.29)       .63        .51
          Diluted....................       (.29)       .61        .50
     Continuing operations, pro forma
          Basic......................       (.61)       .36        .37
          Diluted....................       (.61)       .35        .36
     Discontinued operations, as
       reported
          Basic......................      (3.60)       .22        .72
          Diluted....................      (3.60)       .21        .71
     Discontinued operations, pro
       forma
          Basic......................      (3.69)       .11        .65
          Diluted....................      (3.69)       .11        .63
     Net (loss) income, as
       reported......................
          Basic......................      (3.89)       .84       1.23
          Diluted....................      (3.89)       .83       1.21
     Net (loss) income, pro forma
          Basic......................      (4.29)       .47       1.02
          Diluted....................      (4.29)       .46       1.00

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pro forma income from discontinued operations includes stock option compensation expense related to stock-based awards granted by the Company's previously majority owned subsidiary, GeoScience, of $521,000, $656,000 and $482,000 for the years 1999, 1998 and 1997, respectively.

     The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 and the effect of stock options that may be granted in the future.

NOTE 10 -- SHAREHOLDERS' INVESTMENT

STOCK REPURCHASES

     During the second quarter of 1999, the Company repurchased 71,700 shares of its Common Stock under a previously approved repurchase program. On May 11, 1999, the Company's Board of Directors authorized the Company to repurchase 250,000 shares of its Common Stock and rescinded the 6,100 shares remaining on the previous program. Additionally, the Company purchased 130,950 shares of its Common Stock under the new repurchase plan during 1999. The shares are held by the Company and reported at cost in the consolidated balance sheet.

NOTE 11 -- BENEFIT PLANS

     The Company maintains a defined contribution retirement plan covering substantially all domestic employees. The annual Company contribution and administrative costs of the plan were $1,444,000, $1,328,000 and $1,314,000 for 1999, 1998 and 1997, respectively.

     The Company has executive retirement agreements with certain executive officers of the Company and a nonemployee directors' retirement plan (the "Plan") for those directors that have never been employees of the Company. Prior to the 1999 settlement described below, the executive retirement agreements generally provided for the payment of specified amounts in the event of retirement at or after age 62, total and permanent disability, death or termination of employment by the Company without cause and the nonemployee directors' agreements generally provided for the payment of specified amounts upon retirement on or after age 65 or upon termination of service due to disability or death.

     In August 1999, the Company elected to discontinue the accrual of benefits under the Plan and to make lump-sum settlements to the participants. Lump-sum settlements totaling $8,650,000 were paid as of December 31, 1999, resulting in a remaining settlement obligation of $380,000 at December 31, 1999. The remaining lump-sum settlements were paid in January 2000.

     The Company had segregated certain assets in a grantor trust to meet the obligations of the Plan. The assets were available to creditors of the Company in the event of its bankruptcy or insolvency and, therefore, were reported as assets of the Company rather than assets of the Plan. These assets aggregating $441,000 and $7,317,000 at December 31, 1999, and 1998, respectively, were included in other assets.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The costs for the executive retirement agreements and the nonemployee directors' retirement plan in 1999, 1998 and 1997 were $1,642,000, $988,000 and $750,000, respectively. The status of the Plan at December 31, was as follows (in thousands):

                                         1999       1998
                                       ---------  ---------
Change in benefit obligation
     Benefit obligation at beginning
       of year.......................  $   7,881  $   6,778
     Service cost....................        125        177
     Interest cost...................        366        506
     Special termination benefits....                   270
     Benefits paid...................       (547)      (312)
     Effects of settlements..........     (7,459)
     Plan amendment..................                   251
     Actuarial (gain) loss...........       (366)       211
                                       ---------  ---------
     Benefit obligations at end of
       year..........................  $          $   7,881
                                       =========  =========
Change in plan assets
     Fair value of plan assets at
       beginning of year.............  $          $
     Employer contributions..........      9,060        312
     Effect of settlements...........     (8,513)
     Benefits paid...................       (547)      (312)
                                       ---------  ---------
     Fair value of plan assets at end
       of year.......................  $          $
                                       =========  =========
Reconciliation of funded status
     Funded status...................  $          $  (7,881)
     Unrecognized actuarial loss.....                   521
     Unamortized transition
       obligation....................                   245
     Unamortized prior service
       cost..........................                   221
                                       ---------  ---------
     Net amount recognized...........  $          $  (6,894)
                                       =========  =========
Amounts recognized in the statement
  of financial position consist of
     Accrued benefit liability.......  $          $  (7,469)
     Intangible asset................                   466
     Accumulated other comprehensive
       income........................                   109
                                       ---------  ---------
     Net amount recognized...........  $          $  (6,894)
                                       =========  =========
Weighted average assumptions as of
  December 31,
     Discount rate...................        N/A        7.0%
     Rate of compensation increase...        N/A        5.0%
Components of net periodic benefit
  cost
     Service cost....................  $     125  $     177
     Interest cost...................        366        506
     Amortization of prior service
       cost..........................         22         57
     Amortization of transitional
       obligation....................         60         80
     Effect of settlements...........      1,592
                                       ---------  ---------
     Net periodic benefit cost.......  $   2,165  $     820
                                       =========  =========

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The projected benefit obligation was developed assuming a discount rate of 7% in 1999, 7% in 1998 and 7.5% in 1997, and an annual rate of increase in compensation levels of 5% in 1999, 1998 and 1997. The accrued benefits liability of $380,000 and $6,577,000 at December 31, 1999, and 1998, respectively, is classified as other accrued liabilities on the Consolidated Balance Sheet.

     Under the terms of the Plan, the Company is required to provide certain future medical and insurance benefits to the participants and their family members. At December 31, 1999, $589,000 was included in other accrued liabilities related to such obligations.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, short-term investments, trade receivables, unbilled revenue and long-term receivables. The Company places its cash, cash equivalents and marketable securities investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. A portion of the Company's receivables and unbilled revenue are concentrated with various agencies of the U.S. Government. Concentrations of credit risk with respect to the receivables, unbilled revenues and long-term receivables from customers other than the U.S. Government are generally limited due to the large number of customers in the Company's customer base, their dispersion across different industries and geographic areas and the use of letters of credit to guarantee certain receivables.

FINANCIAL INSTRUMENTS

     The Company enters into various types of financial instruments in the normal course of business. The Company does not hold or issue financial instruments for trading purposes.

     The carrying value of the Company's financial instruments approximated fair value at December 31, 1999, and 1998. Cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to their short maturities while the fair value of long-term receivables and debt is estimated based on competitive interest rates.

LETTERS OF CREDIT

     The Company has outstanding irrevocable letters of credit in the amounts of $8,164,000 and $3,830,000 as of December 31, 1999, for continuing and discontinued operations, respectively. These letters of credit, which have terms from one month to two years, are primarily maintained as collateral for performance and for advances received on long-term contracts. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. At December 31, 1999, short-term investments include investments with a carrying value of $1,704,000 that are pledged as collateral for outstanding letters of credit for Continental.

LEASE COMMITMENTS

     The Company leases manufacturing and other facilities and equipment under certain long-term agreements which expire at various dates through 2004. Total rentals charged to operations under such operating leases for 1999, 1998 and 1997 were $1,248,000, $805,000 and $723,000, respectively.

     Future minimum rental commitments under all noncancelable operating leases in effect at December 31, 1999, totaled $3,661,000 and are payable as follows:
$1,561,000 in 2000; $880,000 in 2001; $574,000 in 2002; $346,000 in 2003 and
$300,000 in 2004.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

NOTE 13 -- SEGMENT INFORMATION

     The Company's reportable segments are business units that design, manufacture and distribute distinct products, with distinct customer bases and are each managed separately. The Company's reportable segments are communications, defense systems and weather information systems. The reportable segment provides products as described in Note 1. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1.

     The Company evaluates the performance of its segments and allocates resources to them based on revenue and income from continuing operations, however, there is a charge to allocate corporate headquarters' cost to each of its operating segments.

     The table below presents selected information as of and for the year ended December 31, 1999 (in thousands):

                                                                         WEATHER
                                                           DEFENSE     INFORMATION              RECONCILING
                                        COMMUNICATIONS     SYSTEMS       SYSTEMS      OTHER        ITEMS        TOTAL
                                        ---------------    --------    -----------    ------    -----------    --------
Revenue from unaffiliated
  customers..........................       $75,338        $ 54,008      $21,703      $4,137      $            $155,186
Operating (loss) income..............        (5,068)          5,902        6,335          28                      7,197
Corporate centralized general and
  administrative expenses............         1,500           1,372          380                    3,757(1)      7,009
Interest expense.....................           586             134           12           2          840         1,574
Other expense and (income), net......         3,134             (44)        (228)        (11)      (1,546)        1,305
(Loss) income before income
  (benefits) taxes...................       (10,288)(2)       4,440(2)     6,171(2)       37       (3,051)       (2,691)
Depreciation and amortization........         3,057           2,176          282          55          265(3)      5,835
Capital expenditures.................         3,584          12,738(4)     1,157         159           39        17,677
Total assets.........................        53,647          51,791(4)    13,368       2,258       54,539(5)    175,603

Notes for the year ended December 31, 1999.

(1) Corporate expenses not allocated to subsidiaries for financial reporting.

(2) Includes the allocated corporate expenses.

(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.

(4) Includes expenditures of $11,770 for equipment manufactured for lease.

(5) Net assets of discontinued operations of $11,992 and corporate assets of $42,547.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The table below presents selected information as of and for the year ended December 31, 1998 (in thousands):

                                                                          WEATHER
                                                            DEFENSE     INFORMATION     RECONCILING
                                        COMMUNICATIONS      SYSTEMS       SYSTEMS          ITEMS         TOTAL
                                        ---------------    ---------    ------------    ------------   ----------
Revenue from unaffiliated
  customers..........................       $67,906         $ 56,520      $ 16,053        $            $  140,479
Operating income.....................         1,131            4,755         3,757                          9,643
Corporate centralized general and
  administrative expenses............         1,275            1,042           230           2,391(1)       4,938
Interest expense.....................           598                9                           698          1,305
Other expense and (income), net......         1,285             (573)         (717)         (2,242)        (2,247)
(Loss) income before income
  (benefits) taxes...................        (2,027)(2)        4,277(2)      4,244(2)         (847)         5,647
Depreciation and amortization........         2,931            1,324           270             607(3)       5,132
Capital expenditures.................         4,104              685           186              55          5,030
Total assets.........................        57,896           46,668        14,252         105,285(4)     224,101

Notes for the year ended December 31, 1998.

(1) Corporate expenses not allocated to subsidiaries for financial reporting.

(2) Includes the allocated corporate expenses.

(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.

(4) Net assets of discontinued operations of $86,806 and corporate assets of $18,479.

     The table below presents selected information as of and for the year ended December 31, 1997 (in thousands):

                                                                       WEATHER
                                                          DEFENSE    INFORMATION    RECONCILING
                                       COMMUNICATIONS     SYSTEMS      SYSTEMS         ITEMS         TOTAL
                                       ---------------   ---------   ------------   ------------   ----------
Revenue from unaffiliated
  customers..........................      $66,760        $ 58,408     $ 15,394       $            $  140,562
Operating income.....................        1,816           5,391        3,079                        10,286
Corporate centralized general and
  administrative expenses............        1,074             950          216          4,220(1)       6,460
Interest expense.....................          630              15                         784          1,429
Other expense and (income), net......        1,031            (725)        (299)        (1,744)        (1,737)
(Loss) income before income
  (benefits) taxes...................         (919)(2)       5,151(2)      3,162(2)     (3,260)         4,134
Depreciation and amortization........        2,772           1,495          253            533(3)       5,053
Capital expenditures.................        2,356             800          225             76          3,457
Total assets.........................       54,433          54,332       16,409        103,430(4)     228,604

Notes for the year ended December 31, 1997.

(1) Corporate expenses not allocated to subsidiaries for financial reporting.

(2) Includes the allocated corporate expenses.

(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.

(4) Net assets of discontinued operations of $94,315 and corporate assets of $9,115.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Included in the interest and other income caption of the Consolidated Statement of Operations is the Company's equity in the net income of joint venture investments. The net income of such investments totaled $309,000, $534,000, and $648,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Investments in the joint ventures are classified within the other long-term assets caption of the balance sheet.

     Revenue and long-lived assets related to continuing operations in the United States and other foreign countries for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
Revenues from unaffiliated customers:
     United States...................  $   98,560  $   96,596  $  105,927
     Foreign.........................      56,626      43,883      34,635
                                       ----------  ----------  ----------
          Total......................  $  155,186  $  140,479  $  140,562
                                       ==========  ==========  ==========
Long-lived assets at end of year:
     United States...................  $   32,298  $   20,652  $   20,802
     Scotland........................       3,632       3,391       3,189
                                       ----------  ----------  ----------
          Total......................  $   35,930  $   24,043  $   23,991
                                       ==========  ==========  ==========

     Sales under contracts and subcontracts where the U.S. Government is the ultimate customer accounted for approximately 45%, 53% and 57% of the Company's sales in 1999, 1998 and 1997, respectively.

NOTE 14 -- OTHER FINANCIAL INFORMATION

     Other accrued liabilities are comprised of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Commissions payable..................  $     907  $     774
Employee related payables............      5,792      4,071
Accrued product warranty and related
  reserves...........................        731        365
Other................................      5,494      2,451
                                       ---------  ---------
                                       $  12,924  $   7,661
                                       =========  =========

NOTE 15 -- OTHER SUBSEQUENT EVENTS

     On January 24, 2000, the Company's Board of Directors authorized the Company to repurchase an additional 250,000 shares of its Common Stock. Subsequent to December 31, 1999, 171,230 shares were purchased at an average price of $18.88 per share.

     In January 2000, the Company sold its 41.52% equity investment in Scientific Research Corporation ("SRC") to SRC for $9,500,000 in cash. The Company previously accounted for SRC as an equity investment.

                              TECH-SYM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of unaudited quarterly financial data for the years 1999 and 1998 (in thousands except per share amounts):

                                                            QUARTERS ENDED
                                        ------------------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                        ---------    --------    -------------    ------------
1999
     Revenue.........................    $37,996     $ 35,331       $42,197         $ 39,662
     Gross margin....................     11,022        7,342        13,352            9,840
     Income (loss) from continuing
       operations....................      1,031       (1,712)          684           (1,740)
     (Loss) income from discontinued
       operations....................                 (19,146)       (4,597)           1,996
     Net income (loss)...............      1,031      (20,858)       (3,913)             256
     Earnings (loss) per common share
       Continuing operations
          Basic......................    $   .17     $   (.28)      $   .11         $   (.29)
          Diluted....................        .17         (.28)          .11             (.29)
       Discontinued operations
          Basic......................                   (3.17)         (.76)             .33
          Diluted....................                   (3.17)         (.76)             .33
       Net income (loss)
          Basic......................        .17        (3.45)         (.65)             .04
          Diluted....................        .17        (3.45)         (.65)             .04
1998
     Revenue.........................    $33,293     $ 32,607       $35,038         $ 39,541
     Gross margin....................      9,327       10,020         9,296           11,230
     Income from continuing
       operations....................      1,127          836           971              852
     Income (loss) from discontinued
       operations....................      2,125        3,389         1,957           (6,162)
     Net income (loss)...............      3,252        4,225         2,928           (5,310)
     Earnings (loss) per common share
       Continuing operations.........
          Basic......................    $   .19     $    .14       $   .16         $    .14
          Diluted....................        .18          .13           .16              .14
       Discontinued operations
          Basic......................        .35          .56           .32            (1.02)
          Diluted....................        .35          .55           .32            (1.02)
       Net income (loss)
          Basic......................        .54          .70           .48             (.88)
          Diluted....................        .53          .68           .48             (.88)

     Earnings (loss) per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

                              TECH-SYM CORPORATION
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                          CHARGED                                   CHARGED
                                            BALANCE     TO COSTS AND                  BALANCE     TO COSTS AND
           RESERVES DEDUCTED                 AT END       EXPENSES      DEDUCTIONS     AT END       EXPENSES      DEDUCTIONS
              FROM ASSETS                   OF 1996         1997           1997       OF 1997         1998           1998
----------------------------------------    --------    ------------    ----------    --------    ------------    ----------

Inventory...............................     $1,542        $  419         $            $1,961         $533           $617

Current receivables.....................        266           214            313          167          268             96

Deferred tax asset allowance............

                                                        CHARGED
                                          BALANCE     TO COSTS AND                  BALANCE
           RESERVES DEDUCTED               AT END       EXPENSES      DEDUCTIONS     AT END
              FROM ASSETS                 OF 1998         1999           1999       OF 1999
----------------------------------------  --------    ------------    ----------    --------
Inventory...............................   $1,877        $5,740         $5,700       $1,917
Current receivables.....................      339           175            206          308
Deferred tax asset allowance............                    579                         579

     The exhibits indicated by an asterisk (*) are incorporated by reference to a prior filing as indicated in parentheses.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
        *3(a)        --   Articles of Incorporation of Registrant, as amended [Registrant's 10-K (1989), SEC File
                          No. 1-4371, Exhibit 3(a)].
        *3(b)        --   By-Laws of Registrant, as amended [Registrant's 10-Q (filed 8/13/98), SEC File No. 1-4371,
                          Exhibit 3(b).]
       *10(a)+       --   1990 Stock Option Plan, as amended effective April 29, 1997. [Registrant's 10-K (1997),
                          SEC File No. 1-4371, Exhibit 10(a)].
       *10(b)+       --   1998 Equity Incentive Plan, second amendment and restatement [Registrant's 10-Q (filed
                          8/16/99), SEC File No. 1-4371, Exhibit 10(a)].
        10(c)+       --   Incentive Agreement dated as of March 28, 2000, between the Registrant and J. Michael Camp.
        10(d)+       --   Incentive Agreement dated March 28, 2000, between the Registrant and J. Rankin Tippins.
        10(e)+       --   Incentive Agreement dated March 28, 2000, between the Registrant and Paul L. Harp.
        10(f)+       --   Incentive Agreement dated March 28, 2000, between the Registrant and Charles B. Johnson.
        10(g)+       --   Noncompetition Agreement dated March 28, 2000, between the Registrant and J. Michael Camp.
        10(h)+       --   Noncompetition Agreement dated March 28, 2000, between the Registrant and J. Rankin Tippins.
        10(i)+       --   Noncompetition Agreement dated March 28, 2000, between the Registrant and Paul L. Harp.
        10(j)+       --   Noncompetition Agreement dated March 28, 2000, between the Registrant and Charles B. Johnson.
        10(k)+       --   Retention Agreement dated as of February 17, 2000, between the Registrant and Larry Collins.
        10(l)+       --   Employment Agreement dated August 28, 1999, between David F. Burkey and Continental
                          Electronics Corporation.
        21           --   Subsidiaries of the Registrant.
        22           --   Power of Attorney.
        23           --   Consent of independent accountants.
        27           --   Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

------------

* Incorporated by reference to prior filing, as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.