Form 10-Q
period 2000-03-31
TECH SYM CORP
filed 2000-05-01
CIK 96669

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________.


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

Yes [X]     No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           COMMON                                  OUTSTANDING AT APRIL 24, 2000
----------------------------                       -----------------------------
Common Stock, $.10 par value                                   5,795,951

FORM 10-Q

                              TECH-SYM CORPORATION

                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------
Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheet March 31, 2000 (unaudited)
          and December 31, 1999 ........................................    1

        Consolidated Statement of Income for the quarter ended
          March 31, 2000 and 1999 (unaudited) ..........................    2

        Consolidated Statement of Cash Flows for the quarter ended
          March 31, 2000 and 1999 (unaudited) ..........................    3

        Consolidated Statement of Changes in Shareholders' Investment
          for the quarter ended March 31, 2000 and 1999 (unaudited) ....    4

        Notes to Consolidated Financial Statements .....................  5-8

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and results of operations ................................ 9-10

Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K ............................   11

Signatures .............................................................   11

PART I. FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                              TECH-SYM CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                                 MARCH 31,          DECEMBER 31,
                                                                   2000                 1999
                                                               --------------------------------
                                                               (unaudited)
                                                               --------------------------------
ASSETS
Current assets
     Cash and cash equivalents .............................   $  30,846              $  27,399
     Short-term investments ................................       1,818                  1,804
     Receivables, net ......................................      30,948                 30,371
     Unbilled revenue ......................................      36,767                 34,150
     Inventories, net ......................................      20,069                 20,648
     Deferred income taxes .................................       3,745                  3,771
     Net assets of discontinued operations (Note 2) ........      10,392                 11,992
     Other .................................................         695                    566
                                                               --------------------------------
          Total current assets .............................     135,280                130,701
Property, plant and equipment, net .........................      30,966                 31,439
Long-term deferred tax asset ...............................       5,202                  3,631
Other assets ...............................................       5,541                  9,832
                                                               --------------------------------
          Total assets .....................................   $ 176,989              $ 175,603
                                                               ================================


LIABILITIES
Current liabilities

     Notes payable .........................................   $      50              $   1,630
     Current maturities of long-term debt...................         856                    861
     Accounts payable.......................................       8,275                  8,074
     Billings in excess of cost and estimated earnings
        on uncompleted contracts............................       6,479                  6,906
     Other accrued liabilities .............................      14,837                 12,924
                                                               --------------------------------
          Total current liabilities ........................      30,497                 30,395
Long-term debt .............................................       1,233                  1,450
Other liabilities and deferred
credits ....................................................          22                     26
                                                               --------------------------------
          Total liabilities ................................      31,752                 31,871

SHAREHOLDERS' INVESTMENT
Preferred stock-authorized 2,000,000 shares, without
  par value; none issued
Common stock-authorized 20,000,000 shares,
   $.10 par value; issued 8,150,231 and 8,118,831 shares ...         815                    811
Additional capital .........................................      42,602                 42,290
Accumulated earnings .......................................     138,980                134,255
Accumulated other comprehensive loss, net ..................      (1,222)                  (919)
Common stock held in treasury at cost
   (2,354,280 and 2,183,050 shares) ........................     (35,938)               (32,705)
                                                               --------------------------------
          Total shareholders' investment ...................     145,237                143,732
                                                               --------------------------------
          Total liabilities and
             shareholders' investment ......................   $ 176,989              $ 175,603
                                                               ================================

                   The accompanying notes are an integral part of these consolidated financial statements.

                                    TECH-SYM CORPORATION
                              CONSOLIDATED STATEMENT OF INCOME
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         (UNAUDITED)

                                                               FOR THE QUARTER
                                                               ENDED MARCH 31,
                                                             --------------------
                                                               2000        1999
                                                             --------------------
Revenue ..................................................   $ 42,593    $ 37,996
Cost of revenue ..........................................     30,277      26,974
                                                             --------------------
         Gross margin ....................................     12,316      11,022

Company-sponsored product development ....................        743         982
Selling, general and administrative expense ..............      9,273       8,370
Interest expense .........................................         67         367
Other income, net ........................................     (5,409)       (213)
                                                             --------------------
     Income from continuing operations before income taxes      7,642       1,516

Provision for income taxes ...............................      2,917         485
                                                             --------------------

     Income from continuing operations ...................      4,725       1,031

Discontinued operations (Note 2)
                                                             --------------------
     Net income ..........................................   $  4,725    $  1,031
                                                             ====================
Earnings per common share
     Continuing operations
        Basic and diluted.................................   $    .81    $    .17
     Discontinued operations
        Basic and diluted
     Net income
        Basic and diluted.................................        .81         .17


Weighted average common shares outstanding
     Basic ...............................................      5,842       6,071
     Diluted .............................................      5,864       6,176

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              TECH-SYM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            FOR THE QUARTER ENDED
                                                                                  MARCH 31,
                                                                            --------------------
                                                                               2000       1999
                                                                            --------------------
Cash flows from operating activities
  Net income ............................................................   $  4,725    $  1,031
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
       Gain on sale of equity investment ................................     (2,966)
       Depreciation and amortization ....................................      1,883       1,191
  Change in operating assets and liabilities
       Receivables ......................................................       (577)     (2,082)
       Unbilled revenue .................................................     (2,617)        926
       Inventories ......................................................        579         988
       Other assets .....................................................       (269)     (4,377)
       Accounts payable and taxes on income .............................        201      (1,441)
       Billing in excess and other accrued liabilities ..................     (1,848)      4,622
       Other liabilities and deferred credits ...........................       (319)         26
                                                                            --------------------
         Net cash (used for) provided by operating activities of
           continuing operations ........................................     (1,208)        884
                                                                            --------------------
Cash flows from investing activities of continuing operations
  Capital expenditures ..................................................       (796)     (1,585)
  Capital expenditures on equipment manufactured for lease ..............       (940)
  Purchase of investment securities .....................................        (14)       (137)
  Proceeds from sale of equity investment ...............................      9,500
  Other .................................................................         72           4
                                                                            --------------------
         Net cash provided by (used for) investing activities of
           continuing operations ........................................      7,822      (1,718)
                                                                            --------------------
Cash flows from financing activities of continuing operations
  Net (payments) borrowings under bank line of credit agreements ........     (1,591)      1,012
  Payments on long-term debt ............................................       (209)       (346)
  Proceeds from exercise of stock options ...............................        316         136
  Acquisition of treasury shares ........................................     (3,233)
                                                                            --------------------
        Net cash (used for) provided by financing activities
           of continuing operations .....................................     (4,717)        802
                                                                            --------------------
Net cash provided by discontinued operations ............................      1,550       3,449
                                                                            --------------------
Net increase in cash and cash equivalents ...............................      3,447       3,417
Cash and cash equivalents at beginning of period ........................     27,399       3,417
                                                                            --------------------
Cash and cash equivalents at end of period ..............................   $ 30,846    $  6,834
                                                                            ====================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              TECH-SYM CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
            FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    ACCUMULATED
                                         COMMON STOCK                                  OTHER       TREASURY STOCK         TOTAL
                                      -------------------   ADDITIONAL ACCUMULATED COMPREHENSIVE  ------------------  SHAREHOLDERS'
                                       SHARES      AMOUNT     CAPITAL     EARNINGS      LOSS       SHARES    AMOUNT     INVESTMENT
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1999 ......      8,119    $    811    $ 42,290    $134,255   $   (919)   $  2,183   $(32,705)   $143,732

Comprehensive income for 2000
  Net income ......................                                          4,725
  Other comprehensive
     loss, net of tax
      Foreign currency
        translation adjustments ...                                                      (303)
         Total comprehensive income                                                                                        4,422

Acquisition of treasury shares ....                                                                   171     (3,233)     (3,233)

Issuance of common stock
   for stock options ..............         31           4         312                                                       316
                                      ------------------------------------------------------------------------------------------

Balance at March 31, 2000 .........      8,150    $    815    $ 42,602    $138,980   $ (1,222)      2,354   $(35,938)   $145,237
                                      ==========================================================================================
                                                                                    ACCUMULATED
                                         COMMON STOCK                                  OTHER       TREASURY STOCK         TOTAL
                                      -------------------   ADDITIONAL ACCUMULATED COMPREHENSIVE  ------------------  SHAREHOLDERS'
                                       SHARES      AMOUNT     CAPITAL     EARNINGS      LOSS       SHARES    AMOUNT     INVESTMENT
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1998 ......      8,045    $    804    $ 41,361    $157,739   $ (3,489)      1,980   $(28,684)   $167,731

Comprehensive income for 1999
  Net income ......................                                          1,031
  Other comprehensive
     loss, net of tax
      Foreign currency
        translation adjustments ...                                                      (768)
         Total comprehensive income                                                                                          263

Issuance of common stock
   for stock options ..............          8           1         135                                                       136
                                      ------------------------------------------------------------------------------------------

Balance at March 31, 1999 .........      8,053    $    805    $ 41,496    $158,770   $ (4,257)      1,980   $(28,684)   $168,130
                                      ==========================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              TECH-SYM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Tech-Sym Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Form 10-K for the year ended December 31, 1999.

        In the opinion of the Company's management ("Management") all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

        The Consolidated Statement of Income for the quarter ended March 31, 2000, are not necessarily indicative of the results expected for the full year ending December 31, 2000.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS

        Effective June 30, 1998, the Company adopted a plan to sell its businesses involved in the manufacture of air monitoring products (Anarad, Inc. or "Anarad") and the manufacture of radio and television broadcast equipment (Continental Electronics Corporation or "Continental"), and effective December 31, 1998, the Company adopted a plan to sell its majority owned subsidiary, GeoScience Corporation ("GeoScience"), involved in the manufacture of seismic equipment used in the exploration for hydro-carbons. The effective dates of June 30, 1998, and December 31, 1998, are the respective measurement dates referred to when discussing the results of operations of these businesses.

        The presentation of the discontinued operations includes segregation of the operating results in the Consolidated Statement of Income for the quarter ended March 31, 2000, and 1999. The net assets of the discontinued operations are segregated at March 31, 2000, and December 31, 1999, in the Consolidated Balance Sheet and at March 31, 2000, and 1999 in the Consolidated Statement of Cash Flows. Accordingly, the revenue, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Income (loss) from discontinued operations, net of applicable income taxes (benefits)", as "Net assets of discontinued operations" and as "Net cash provided by discontinued operations" for all periods listed above. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

        On March 15, 1999, the Company sold substantially all of the assets of Anarad and on December 13, 1999, the Company sold GeoScience.

        In October 1999, Continental entered into a plan of liquidation of its German subsidiary. In February 2000, Continental entered into a letter of intent to sell the assets of its digital television product line ("DTV"). On April 26, 2000, Continental completed the sale of the DTV product line for $2,687,000 in cash, net of assumed liabilities, and $1,163,000 receivable due in six months. Continental is conducting discussions with other parties interested in its remaining product lines and real estate.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Continental incurred after-tax operating losses of $1,140,000 during the quarter ended March 31, 2000, which were previously provided for in the estimated loss on disposal of discontinued operations during the year ended December 31, 1999. The revenue related to Continental for the quarter ended March 31, 2000, was $4,471,000. Revenue related to discontinued operations for the quarter ended March 31, 1999, was $7,615,000, $30,142,000 and $348,000 for
Continental, GeoScience and Anarad, respectively.

        For financial reporting purposes, the assets and liabilities of Continental at March 31, 2000, are classified in the consolidated balance sheet as net assets of discontinued operations, which consist of the following (in thousands):

  Current assets                                          $20,611
  Total assets                                             31,472
  Current liabilities                                      13,038
  Total liabilities                                        21,080
  Net assets of discontinued
    operations                                             10,392

NOTE 3 - INVENTORIES

        Inventories, which consist principally of electronic components, are summarized as follows (in thousands):

                                       MARCH 31, 2000        DECEMBER 31, 1999
                                       --------------        -----------------
              Raw materials              $ 13,162                $ 13,204
              Work in progress              6,916                   6,782
              Finished goods                2,002                   2,579
                                         --------                --------
                                           22,080                  22,565
              Less reserve                 (2,011)                 (1,917)
                                         --------                --------
                                         $ 20,069                $ 20,648
                                         ========                ========

NOTE 4 - PER SHARE DATA

        Basic per share amounts are computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only potentially dilutive shares the Company has outstanding. Outstanding stock options of 691,370 and 46,000 were anti-dilutive and were excluded from the computation of diluted earnings per share for the quarters ended March 31, 2000, and 1999, respectively.

        During the first quarter of 2000, the Company repurchased 171,230 shares of its common stock under a previously approved repurchase program.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5 - SEGMENT INFORMATION

        The Company's reportable segments are business units that design, manufacture and distribute distinct products, with distinct customer bases and are each managed separately. The Company's reportable segments are communications, defense systems and weather information systems. The reportable segments provide products as described in the Company's Form 10-K for the year ended December 31, 1999. The accounting policies of the segments are those described in Note 1 to the Notes to the Consolidated Financial Statements included in that Form 10-K.

        The Company evaluates the performance of its segments and allocates resources to them based on revenue and income from continuing operations, however, there is a charge to allocate corporate headquarters' cost to each of its operating segments.

        The table below presents selected information as of and for the quarter ended March 31, 2000, (in thousands):

                                                                                    WEATHER
                                                             COMMUNI-    DEFENSE  INFORMATION              RECONCILING
                                                             CATIONS     SYSTEMS    SYSTEMS      OTHER        ITEMS      TOTAL
                                                            --------------------------------------------------------------------
Revenue from unaffiliated customers .....................   $ 20,669   $ 15,019    $  4,958    $  1,947      $         $ 42,593
Operating income (loss) .................................      1,470      1,225       1,311        (337)                  3,669
Corporate centralized general and administrative expenses        423        394          91                     461 (1)   1,369
Interest expense ........................................         57         10                                              67
Other expense and (income), net .........................        617       (240)        (50)          5      (5,741)     (5,409)
Income (loss) before income
   taxes (benefits) .....................................        373(2)   1,061(2)    1,270(2)     (342)      5,280       7,642
Depreciation and amortization ...........................        715      1,009          64          36          59(3)    1,883
Capital expenditures ....................................        470      1,040(4)      106         118           2       1,736

Notes for the quarter ended March 31, 2000.
(1)   Corporate expenses not allocated to subsidiaries for financial reporting.
(2)   Includes the allocated corporate expenses.
(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.
(4)   Includes expenditures of $940,000 for equipment manufactured for lease.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The table below presents selected information as of and for the quarter ended March 31, 1999, (in thousands):

                                                                                    WEATHER
                                                             COMMUNI-    DEFENSE  INFORMATION  RECONCILING
                                                             CATIONS     SYSTEMS    SYSTEMS       ITEMS      TOTAL
                                                            -----------------------------------------------------------
Revenue from unaffiliated customers .....................   $ 20,498   $ 12,639    $  4,859    $             $ 37,996
Operating income ........................................        869      1,166       1,142                     3,177
Corporate centralized general and
  administrative expenses ...............................        400        325          86       696(1)        1,507
Interest expense ........................................        169          1                   197             367
Other expense and (income), net .........................        340         (5)        (70)     (478)           (213)
Income (loss) before income
   taxes (benefits) .....................................        (40)(2)    845(2)    1,126(2)   (415)          1,516
Depreciation and amortization ...........................        749        328          60        54(3)        1,191
Capital expenditures ....................................      1,001        419         160         5           1,585

Notes for the quarters ended March 31, 1999.
(1)   Corporate expenses not allocated to subsidiaries for financial reporting.
(2)   Includes the allocated corporate expenses.
(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As discussed in Note 2 to the Notes to Consolidated Financial Statements, the Company has discontinued certain businesses, therefore Management's discussion and analysis of financial condition and results of operations below relates only to the Company's continuing businesses.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999

        Revenue for the quarter ended March 31, 2000, increased $4,597,000 or 12% to $42,593,000 compared to $37,996,000 for the quarter ended March 31, 1999. The increase occurred primarily in the defense systems segment, which was $2,380,000 or 19%, over the prior year period. The increase was due to (1) new programs currently under contract that were not in process in the first quarter of 1999 and (2) the movement of other programs from the developmental phase to production. Additionally, the current period consolidated revenue included $1,947,000 from CrossLink, Inc. ("CrossLink"), in which a majority equity interest was acquired in July 1999. Revenue from the communication and weather information systems segments increased slightly over the prior year comparative period.

        Consolidated gross margin as a percentage of sales was 29% for the quarter ended March 31, 2000, and 1999. The percentage for the defense systems segment improved to 29% from 25%, primarily as a result of increased manufacturing volume. The gross margin percentage for the weather information systems segment decreased to 46% from 49%, primarily as a result of the volume mix and stage of completion of projects in process between the two periods. The communications segment gross margin was unchanged at 27% for both periods.

        Company-sponsored product development expenditures for the current quarter were $239,000 less than in the quarter ended March 31, 1999. The decreased expenditures within each reportable segment reflect the completion of major projects in 1999. Company-sponsored product development expenditures were $238,000 for CrossLink during the period.

        Selling, general and administrative expenses increased $903,000 or 11% to $9,273,000 for the quarter ended March 31, 2000, compared to the same quarter in the prior year. The increase primarily occurred within the defense systems segment relating to increased proposal activity and greater general and administrative expenses associated with the growth of that business. The inclusion of CrossLink's general and administrative expenses in the current period contributed $302,000 to the consolidated general and administrative expenses. General and administrative expenses within the communications segment decreased $488,000 as compared to prior year period, which included additional costs related to the restructuring efforts that began in the latter part of 1998. Selling costs within the weather information systems segment were $117,000 less than the comparative period due to lower selling commissions.

        Interest expense for the current quarter decreased $300,000 to $67,000 from $367,000 in the prior year quarter, reflecting the reduction of debt during the fourth quarter of 1999 and first quarter of 2000 as a result of cash received from the sale of GeoScience. Other income increased $5,196,000 to $5,409,000 for the quarter compared to $213,000 for the quarter ended March 31, 1999, reflecting a pre-tax gain of $4,894,000 on the sale of the Company's equity investment in Scientific Research Corporation ("SRC") and increased interest earnings due to greater cash on deposit during the first quarter of 2000.

        The Company expects its effective tax rate to be 36% for fiscal 2000. The effective tax rate for the first quarter of 2000 was 38% due primarily to the gain recognized on the sale of SRC.

        Income from continuing operations and net income for the quarter ended March 31, 2000 was $4,725,000 or $.81 per diluted share as compared to income of $1,031,000 or $.17 per diluted share for the quarter ended March 31, 1999. There were no reportable results from discontinued operations included in net income for the quarters ended March 31, 2000, and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        During the current period the Company satisfied its working capital and capital expenditure requirements through cash on hand, from the sale of GeoScience Corporation in December 1999 and cash received from the sale of SRC in January 2000. At March 31, 2000, $7,061,000 of cash and cash equivalents and short-term investments are subject to restrictions related to letters of credit with various financial institutions. At March 31, 2000, the Company's working capital balance, net of assets of discontinued operations, was $94,391,000, compared to $88,314,000 at December 31, 1999. At March 31, 2000, the Company's continuing operations had short-term line of credit facilities aggregating $5,450,000, of which $5,411,000 was available for additional short-term borrowings. The Company had a working capital ratio of 4.10 to 1.0 and debt to total capitalization of 1%.

        Purchases of property, plant and equipment for continuing operations during the quarter ended March 31, 2000, totaled $1,736,000, including $940,000 relating to the capitalization of costs associated with equipment manufactured for lease, compared to $1,585,000 for the same period in the prior year. The Company believes that its cash on hand, cash from results of operations and available line of credit facilities will provide adequate funds to meet foreseeable requirements.

        Net cash provided by the discontinued operations of Continental was $1,550,000 for the quarter ended March 31, 2000, primarily as a result of cash provided from the collection of accounts receivable with a major customer, which exceeded other operating, investing and financing net cash requirements. In October 1999, Continental entered into a plan of liquidation of its German subsidiary. Under the terms of the plan, Continental is required to fund the cash flow requirements of operating the German subsidiary during the liquidation phase, which is expected to conclude during the year 2000. At March 31, 2000, Continental's estimated future commitment is reported in the balance sheet as a reduction of net assets of discontinued operations. The Company has guaranteed Continental's commitment under the plan of liquidation.

YEAR 2000 COMPLIANCE

        The Company is currently not aware of any Year 2000 problems in any of its products or critical systems and continues to monitor for any Year 2000 related issues. The Company expects no future material expenditures relating to Year 2000 issues.

        Forward-looking statements in this document are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, risks associated with the uncertainty of market acceptance of the Company's products, limited number of customers, as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, risks that the interest third parties may have in acquiring all or part of the Company may not mature into offers with acceptable terms and the related risks of diversions of attention from normal operating activities during the related period and other risks detailed in the Company's filings with the Securities and Exchange Commission.

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

                                      TECH-SYM CORPORATION
                                      Registrant

        Date: May 1, 2000             /s/ J. MICHAEL CAMP
                                          J. Michael Camp, President
                                          and Chief Executive Officer

        Date: May 1, 2000             /s/ PAUL L. HARP
                                          Paul L. Harp, Chief Financial Officer,
                                          Treasurer and Controller