Form 10-Q
period 2000-06-30
TECH SYM CORP
filed 2000-08-11
CIK 96669

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.


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

Yes [X]            No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           COMMON                           OUTSTANDING AT AUGUST 4, 2000
----------------------------                -----------------------------
Common Stock, $.10 par value                           5,809,051

                                    FORM 10-Q

                              TECH-SYM CORPORATION

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

Part I.  Financial Information

    Item 1.  Financial Statements

        Consolidated Balance Sheet June 30, 2000 (unaudited)
          and December 31, 1999                                             1

        Consolidated Statement of Income for the quarter ended
          June 30, 2000 and 1999 (unaudited)                                2

        Consolidated Statement of Income for the six months
          ended June 30, 2000 and 1999 (unaudited)                          3

        Consolidated Statement of Cash Flows for the six
          months ended June 30, 2000 and 1999 (unaudited)                   4

        Consolidated Statement of Changes in Shareholders'
          Investment for the six months ended June 30, 2000
          and 1999 (unaudited)                                              5

        Notes to Consolidated Financial Statements                        6-10

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       11-13

Part II. Other information

   Item 6.   Exhibits and Reports on Form 8-K                              14

Signatures                                                                 14

PART I. FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                              TECH-SYM CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                                                                JUNE 30, 2000      DECEMBER 31, 1999
                                                                                               ---------------      ---------------
                                                                                                  (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents ..............................................................     $        31,963      $        27,399
  Short-term investments .................................................................               1,819                1,804
  Receivables, net .......................................................................              35,275               30,371
  Unbilled revenue .......................................................................              38,129               34,150
  Inventories, net .......................................................................              20,700               20,648
  Deferred income taxes ..................................................................               3,745                3,771
  Net assets of discontinued operations (Note 2) .........................................               4,319               11,992
  Other ..................................................................................                 712                  566
                                                                                               ---------------      ---------------
      Total current assets ...............................................................             136,662              130,701
Property, plant and equipment, net .......................................................              33,977               31,439
Long-term deferred tax asset .............................................................               5,863                3,631
Other assets .............................................................................               4,531                9,832
                                                                                               ---------------      ---------------

      Total assets .......................................................................     $       181,033      $       175,603
                                                                                               ===============      ===============
LIABILITIES
Current liabilities
  Notes payable ..........................................................................     $           575      $         1,630
  Current maturities of long-term debt ...................................................                 788                  861
  Accounts payable .......................................................................               9,910                8,074
  Billings in excess of cost and estimated earnings on uncompleted contracts .............               5,314                6,906
  Other accrued liabilities ..............................................................              16,291               12,924
                                                                                               ---------------      ---------------

      Total current liabilities ..........................................................              32,878               30,395

Long-term debt ...........................................................................               1,028                1,450
Other liabilities and deferred
credits ..................................................................................                  14                   26
                                                                                               ---------------      ---------------
      Total liabilities ..................................................................              33,920               31,871

SHAREHOLDERS' INVESTMENT
Preferred stock-authorized 2,000,000 shares, without par value; none issued
Common stock-authorized 20,000,000 shares, $.10 par value; issued 8,153,931 and
  8,118,831 shares .......................................................................                 815                  811
Additional capital .......................................................................              42,608               42,290
Accumulated earnings .....................................................................             140,874              134,255
Accumulated other comprehensive loss, net ................................................              (1,246)                (919)
Common stock held in treasury at cost (2,354,280 and 2,183,050 shares) ...................             (35,938)             (32,705)
                                                                                               ---------------      ---------------
      Total shareholders' investment .....................................................             147,113              143,732
                                                                                               ---------------      ---------------
      Total liabilities and shareholders' investment .....................................     $       181,033      $       175,603
                                                                                               ===============      ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                         FOR THE QUARTER
                                                                                                          ENDED JUNE 30,
                                                                                               ------------------------------------
                                                                                                     2000                 1999
                                                                                               ---------------      ---------------
Revenue ..................................................................................     $        44,705      $        35,331
Cost of revenue ..........................................................................              31,940               27,989
                                                                                               ---------------      ---------------
     Gross margin ........................................................................              12,765                7,342

Company-sponsored product development ....................................................                 975                  891
Selling, general and administrative expense ..............................................               8,857                8,029
Interest expense .........................................................................                  49                  314
Other (income) expense, net ..............................................................                 (76)                 625
                                                                                               ---------------      ---------------
     Income (loss) from continuing operations before
income taxes .............................................................................               2,960               (2,517)
Provision (benefit) for income taxes .....................................................               1,066                 (805)
                                                                                               ---------------      ---------------
     Income (loss) from continuing operations ............................................               1,894               (1,712)
Discontinued operations (Note 2) .........................................................                                  (19,146)
                                                                                               ---------------      ---------------

     Net income (loss) ...................................................................     $         1,894      $       (20,858)
                                                                                               ===============      ===============

Earnings (loss) per common share .........................................................                (496)
     Continuing operations
        Basic ............................................................................     $           .33      $          (.28)
        Diluted ..........................................................................                 .32                 (.28)
     Discontinued operations
        Basic ............................................................................                                    (3.17)
        Diluted ..........................................................................                                    (3.17)
     Net income
        Basic ............................................................................                 .33                (3.45)
        Diluted ..........................................................................                 .32                (3.45)

Weighted average common shares outstanding
     Basic ...............................................................................               5,796                6,047
     Diluted .............................................................................               5,843                6,047

   The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                       FOR THE SIX MONTHS
                                                                                                          ENDED JUNE 30,
                                                                                               ------------------------------------
                                                                                                     2000                 1999
                                                                                               ---------------      ---------------
Revenue ..................................................................................     $        87,298      $        73,327
Cost of revenue ..........................................................................              62,217               54,963
                                                                                               ---------------      ---------------
     Gross margin ........................................................................              25,081               18,364

Company-sponsored product development ....................................................               1,718                1,873
Selling, general and administrative expense ..............................................              18,130               16,399
Interest expense .........................................................................                 116                  681
Other (income) expense, net ..............................................................              (5,485)                 412
                                                                                               ---------------      ---------------
     Income (loss) from continuing operations before income taxes ........................              10,602               (1,001)
Provision (benefit) for income taxes .....................................................               3,983                 (320)
                                                                                               ---------------      ---------------

     Income (loss) from continuing operations ............................................               6,619                 (681)

Discontinued operations (Note 2) .........................................................                                  (19,146)
                                                                                               ---------------      ---------------


     Net income (loss) ...................................................................     $         6,619      $       (19,827)
                                                                                               ===============      ===============

Earnings (loss) per common share
     Continuing operations
        Basic ............................................................................     $          1.14      $          (.11)
        Diluted ..........................................................................                1.13                 (.11)
     Discontinued operations
        Basic ............................................................................                                    (3.18)
        Diluted ..........................................................................                                    (3.18)
     Net income
        Basic ............................................................................                1.14                (3.29)
        Diluted ..........................................................................                1.13                (3.29)


Weighted average common shares outstanding
     Basic ...............................................................................               5,819                6,022
     Diluted .............................................................................               5,847                6,022

   The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      FOR THE SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                 ----------------------------------
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
Cash flows from operating activities
  Net income (loss) ..........................................................................   $         6,619    $       (19,827)
      Loss  from discontinued operations .....................................................                               19,146
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations
       Provision for inventory write-down ....................................................                                4,000
       Gain on sale of equity investment .....................................................            (2,966)
       Loss on disposal of property, plant & equipment .......................................                33                 75
       Depreciation and amortization .........................................................             3,893              2,411
  Change in operating assets and liabilities
       Receivables ...........................................................................            (1,308)               929
       Unbilled revenue ......................................................................            (3,979)               637
       Inventories ...........................................................................               (52)            (6,617)
       Other assets ..........................................................................               476             (2,266)
       Accounts payable and taxes on income ..................................................             1,836             (1,275)
       Billing in excess and other accrued liabilities .......................................            (2,123)             3,297
       Other liabilities and deferred credits ................................................              (454)                87
                                                                                                 ---------------    ---------------
         Net cash provided by operating activities of continuing operations ..................             1,975                597
                                                                                                 ---------------    ---------------

Cash flows from investing activities of continuing operations
  Capital expenditures .......................................................................            (4,752)            (3,149)
  Capital expenditures on equipment manufactured for lease ...................................            (1,920)
  Purchase of investment securities ..........................................................               (15)              (137)
  Sale of investment securities ..............................................................                                  226
  Proceeds from sale of equity investment ....................................................             9,500
  Other ......................................................................................               104                 57
                                                                                                 ---------------    ---------------
         Net cash provided by (used for) investing activities of continuing operations .......             2,917             (3,003)
                                                                                                 ---------------    ---------------

Cash flows from financing activities of continuing operations
  Net (payments) borrowings under bank line of credit agreements .............................            (1,055)             3,006
  Payments on long-term debt .................................................................              (439)              (688)
  Proceeds from long-term debt ...............................................................                                   99
  Proceeds from exercise of stock options ....................................................               322                336
  Acquisition of treasury shares .............................................................            (3,233)            (1,617)
                                                                                                 ---------------    ---------------
        Net cash (used for) provided by financing activities of continuing operations ........            (4,405)             1,136
                                                                                                 ---------------    ---------------

Net cash provided by discontinued operations .................................................             4,077              2,243
                                                                                                 ---------------    ---------------
Net increase in cash and cash equivalents ....................................................             4,564                973
Cash and cash equivalents at beginning of period .............................................            27,399              3,417
                                                                                                 ---------------    ---------------
Cash and cash equivalents at end of period ...................................................   $        31,963    $         4,390
                                                                                                 ===============    ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                              TECH-SYM CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    ACCUMULATED
                                        COMMON STOCK                                   OTHER        TREASURY STOCK       TOTAL
                                     -----------------   ADDITIONAL   ACCUMULATED  COMPREHENSIVE  -----------------  SHAREHOLDERS'
                                     SHARES     AMOUNT    CAPITAL       EARNINGS       LOSS       SHARES   AMOUNT     INVESTMENT
                                     ------  ---------  -----------  ------------  -------------  ------  ---------  ------------
Balance at December 31, 1999 ......   8,119  $     811  $    42,290  $    134,255  $        (919)  2,183  $ (32,705) $    143,732

Comprehensive income for 2000
  Net income ......................                                         6,619
  Other comprehensive
     loss, net of tax
      Foreign currency
        translation adjustments ...                                                         (327)
         Total comprehensive income                                                                                        6,292

Acquisition of treasury shares ....                                                                 171     (3,233)       (3,233)

Issuance of common stock
   for stock options ..............      35          4          318                                                          322
                                     ------  ---------  -----------  ------------  -------------  ------  ---------  ------------

Balance at June 30, 2000 ..........   8,154  $     815  $    42,608  $    140,874  $      (1,246)  2,354  $ (35,938) $    147,113
                                     ======  =========  ===========  ============  =============  ======  =========  ============
                                                                              ACCUMULATED
                                    COMMON STOCK                                 OTHER       TREASURY STOCK        TOTAL
                                   --------------  ADDITIONAL  ACCUMULATED   COMPREHENSIVE   ----------------   SHAREHOLDERS'
                                   SHARES  AMOUNT   CAPITAL     EARNINGS         LOSS        SHARES   AMOUNT     INVESTMENT
                                   ------  ------  ----------  -----------   -------------   ------  --------   -------------
Balance at December 31, 1998 ....   8,045  $  804  $   41,361  $   157,739   $      (3,489)   1,980  $(28,684)  $     167,731

Comprehensive loss for 1999
  Net loss ......................                                  (19,827)
  Other comprehensive
     loss, net of tax
      Foreign currency
        translation adjustments .                                                     (964)
         Total comprehensive loss                                                                                     (20,791)

Acquisition of treasury shares ..                                                                75    (1,617)         (1,617)
Issuance of common stock
   for stock options ............      23       3         333                                                             336
                                   ------  ------  ----------  -----------   -------------   ------  --------   -------------
Balance at June 30, 1999 ........   8,068  $  807  $   41,694  $   137,912   $      (4,453)   2,055  $(30,301)  $     145,659
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

        The Consolidated Statement of Income for the quarter and six months ended June 30, 2000, are not necessarily indicative of the results expected for the full year ending December 31, 2000.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS

        Effective June 30, 1998, the Company adopted a plan to sell its businesses involved in the manufacture of air monitoring products (Anarad, Inc. or "Anarad") and the manufacture of radio and television broadcast equipment (Continental Electronics Corporation or "Continental"), and effective December 31, 1998, the Company adopted a plan to sell its majority owned subsidiary, GeoScience Corporation ("GeoScience"), involved in the manufacture of seismic equipment used in the exploration for hydrocarbons. The effective dates of June 30, 1998, and December 31, 1998, are the respective measurement dates referred to when discussing the results of operations of these businesses.

        The presentation of the discontinued operations includes segregation of the operating results in the Consolidated Statement of Income for the quarter and six months ended June 30, 2000, and 1999. The net assets of the discontinued operations are segregated at June 30, 2000, and December 31, 1999, in the Consolidated Balance Sheet and at June 30, 2000, and 1999 in the Consolidated Statement of Cash Flows. Accordingly, the revenue, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Income (loss) from discontinued operations, net of applicable income taxes (benefits)", as "Net assets of discontinued operations" and as "Net cash provided by discontinued operations" for all periods listed above. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

        On March 15, 1999, the Company sold substantially all of the assets of Anarad and on December 13, 1999, the Company sold GeoScience.

        In October 1999, Continental entered into a plan of liquidation of its German subsidiary. In February 2000, Continental entered into a letter of intent to sell the assets of its digital television product line ("DTV"). On April 26, 2000, Continental completed the sale of the DTV product line for $2,687,000 in cash and $1,163,000 note receivable maturing in six months. Continental is conducting discussions with other parties regarding its remaining product lines.

        In November 1998, the Company sold Lake Investment Company to Consumer Loan Portfolios Inc. for cash plus notes receivable. During 1999, the Company did not receive scheduled payments on the remaining $3,100,000 notes receivable. Due to the non-payment of the notes receivable, the Company issued a demand for arbitration and a statement of claim as provided for in the purchase agreement. During July 2000, the Company received an Award of Arbitrators in the amount of $3,100,000 plus pre-judgement interest of $633,000 and recovery of attorney's fees and arbitration costs totaling $32,000. The award has been filed with the District Court in Harris County Texas, for enforcement and shall accrue interest at the rate of 15% per annum until paid in full. In addition,

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the Superior Court of Arizona, Maricopa County, has appointed a receiver over the real property, personal property and mixed property providing security for the debt owed to the Company. The Company has not accrued interest income in 1999 or 2000.

        Continental incurred after-tax operating losses of $1,999,000 and $2,712,000 during the quarter and six months ended June 30, 2000, respectively, which were previously provided for in the estimated loss on disposal of discontinued operations during the year ended December 31, 1999. The revenue related to Continental for the quarter and six months ended June 30, 2000, was $11,237,000 and $15,708,000, respectively. Revenue related to discontinued operations for the quarter ended June 30, 1999, was $10,639,000 and $27,575,000 for Continental and GeoScience, respectively. Revenue related to discontinued operations for the six months ended June 30, 1999, was $18,254,000, $57,717,000 and $348,000 for Continental, GeoScience and Anarad, respectively.

        For financial reporting purposes, the assets and liabilities of Continental at June 30, 2000, are classified in the consolidated balance sheet as net assets of discontinued operations, which consist of the following (in thousands):

  Current assets                                          $16,438
  Total assets                                             25,990
  Current liabilities                                      13,938
  Total liabilities                                        21,671
  Net assets of discontinued operations                     4,319

NOTE 3 - INVENTORIES

        Inventories, which consist principally of electronic components, are summarized as follows (in thousands):

                                       JUNE 30, 2000       DECEMBER 31, 1999
                                    ------------------    ------------------
           Raw materials ........   $           13,796    $           13,204
           Work in progress .....                7,397                 6,782
           Finished goods .......                1,751                 2,579
                                    ------------------    ------------------
                                                22,944                22,565
           Less reserve .........               (2,244)               (1,917)
                                    ------------------    ------------------
                                    $           20,700    $           20,648
                                    ==================    ==================
NOTE 4 - PER SHARE DATA

        Basic per share amounts are computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only potentially dilutive shares the Company has outstanding. Outstanding stock options of 75,000 and 665,870 were anti-dilutive and were excluded from the computation of diluted earnings per share for the quarter and six months ended June 30, 2000, respectively. Due to the Company's losses in the prior year, diluted earnings per share presented on the Consolidated Statement of Operations for the quarter and six months ended June 30, 1999, do not reflect the effect of outstanding stock options because to do so would be anti-dilutive. Outstanding stock options for the quarter and six months ended June 30, 1999 were 961,120.

        During the first quarter of 2000, the Company repurchased 171,230 shares of its common stock under a previously approved repurchase program. There was no repurchase of the Company's common stock during the second quarter of 2000.

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

        The table below presents selected information as of and for the quarter ended June 30, 2000, (in thousands):

                                                                        WEATHER
                                         COMMUNI-       DEFENSE       INFORMATION                     RECONCILING
                                         CATIONS        SYSTEMS         SYSTEMS          OTHER           ITEMS           TOTAL
                                       ------------   ------------    ------------    ------------    ------------    ------------
Revenue from unaffiliated customers .. $     21,460   $     17,012    $      4,781    $      1,452    $               $     44,705
Operating income (loss) ..............        1,808          2,032           1,311            (833)                          4,318
Corporate centralized general and
   administrative expenses ...........          423            395              92                             475(1)        1,385
Interest expense .....................           42              7                                                              49
Other expense and (income), net ......          536             (6)            (22)             37            (621)            (76)
Income (loss) before income
   taxes (benefits) ..................          807(2)       1,636(2)        1,241(2)         (870)            146           2,960
Depreciation and amortization ........          823          1,009              62              58              58(3)        2,010
Capital expenditures .................          886          2,193(4)          112           1,744                           4,935

Notes for the quarter ended June 30, 2000.

(1)  Corporate expenses not allocated to subsidiaries for financial reporting.
(2)  Includes the allocated corporate expenses.
(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.
(4)  Includes expenditures of $980,000 for equipment manufactured for lease.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The table below presents selected information as of and for the quarter ended June 30, 1999, (in thousands):

                                                                                 WEATHER
                                             COMMUNI-          DEFENSE         INFORMATION          RECONCILING
                                             CATIONS           SYSTEMS           SYSTEMS               ITEMS               TOTAL
                                           ------------     ------------       ------------         ------------       ------------
Revenue from unaffiliated customers ....   $     18,865     $     12,054       $      4,412         $                  $     35,331
Operating (loss) income ................         (2,755)           1,371              1,225                                    (159)
Corporate centralized general and
  administrative expenses ..............            300              326                 64                  729(1)           1,419
Interest expense .......................            140               30                                     144                314
Other expense and (income), net ........          1,154              (30)               (90)                (409)               625
Income (loss) before income
   taxes (benefits) ....................         (4,349)(2)        1,045(2)           1,251(2)              (464)            (2,517)
Depreciation and amortization ..........            770              334                 61                   55(3)           1,220
Capital expenditures ...................            989              281                257                   37              1,564

Notes for the quarters ended June 30, 1999.

(1)  Corporate expenses not allocated to subsidiaries for financial reporting.
(2)  Includes the allocated corporate expenses.
(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.


        The table below presents selected information as of and for the six months ended June 30, 2000, (in thousands):

                                                                         WEATHER
                                          COMMUNI-       DEFENSE       INFORMATION                     RECONCILING
                                          CATIONS        SYSTEMS         SYSTEMS          OTHER            ITEMS           TOTAL
                                        ------------   ------------    ------------    ------------    ------------    ------------
Revenue from unaffiliated customers ... $     42,129   $     32,031    $      9,739    $      3,399    $               $     87,298
Operating income (loss) ...............        3,278          3,257           2,622          (1,170)                          7,987
Corporate centralized general and
   administrative expenses ............          846            789             183                             936(1)        2,754
Interest expense ......................           99             17                                                             116
Other expense and (income), net .......        1,153           (246)            (72)             42          (6,362)         (5,485)
Income (loss) before income
   taxes (benefits) ...................        1,180(2)       2,697(2)        2,511(2)       (1,212)          5,426          10,602
Depreciation and amortization .........        1,538          2,018             126              94             117(3)        3,893
Capital expenditures ..................        1,356          3,233(4)          218           1,862               3           6,672


Notes for the six months ended June 30, 2000.
(1)  Corporate expenses not allocated to subsidiaries for financial reporting.
(2)  Includes the allocated corporate expenses.
(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.
(4)  Includes expenditures of $1,920,000 for equipment manufactured for lease.

                              TECH-SYM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The table below presents selected information as of and for the six months ended June 30, 1999, (in thousands):

                                                                                WEATHER
                                          COMMUNI-           DEFENSE          INFORMATION          RECONCILING
                                          CATIONS            SYSTEMS            SYSTEMS               ITEMS              TOTAL
                                        ------------       ------------       ------------         ------------       ------------
Revenue from unaffiliated customers ... $     39,363       $     24,693       $      9,271         $                  $     73,327
Operating (loss) income ...............       (1,886)             2,537              2,367                                   3,018
Corporate centralized general and
  administrative expenses .............          700                651                150                1,425(1)           2,926
Interest expense ......................          309                 31                                     341                681
Other expense and (income), net .......        1,494                (35)              (160)                (887)               412
Income (loss) before income
   taxes (benefits) ...................       (4,389)(2)          1,890(2)           2,377(2)              (879)            (1,001)
Depreciation and amortization .........        1,519                662                121                  109(3)           2,411
Capital expenditures ..................        1,990                700                417                   42              3,149

Notes for the six months ended June 30, 1999.
(1)  Corporate expenses not allocated to subsidiaries for financial reporting.
(2)  Includes the allocated corporate expenses.
(3) Corporate depreciation and amortization, which is included in the allocated and unallocated corporate expenses above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As discussed in Note 2 to the Notes to Consolidated Financial Statements, the Company has discontinued certain businesses, therefore Management's discussion and analysis of financial condition and results of operations below relates only to the Company's continuing businesses.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

        Revenue for the quarter ended June 30, 2000, increased $9,374,000 or 27% to $44,705,000 compared to $35,331,000 for the quarter ended June 30, 1999. The increase occurred primarily in the defense systems and communications segments, which increased $4,958,000 or 41% and $2,595,000 or 14%, respectively, over the prior year period. The increase was due to new programs currently under contract that were not in process in the second quarter of 1999. Additionally, the current period consolidated revenue included $1,452,000 from CrossLink, Inc. ("CrossLink"), in which a majority equity interest was acquired in July 1999. Revenue from the weather information systems segment increased slightly over the prior year comparative period.

        Consolidated gross margin as a percentage of sales was 29% and 21% for the quarters ended June 30, 2000, and 1999, respectively. The gross margin for the quarter ended June 30, 1999, included a $4,000,000 charge for additional inventory reserves within the communications segment. Excluding the inventory charge discussed above, the communications segment's gross margin was unchanged for the quarters ended June 30, 2000, and 1999, respectively. The gross margin percentage for the defense systems segment decreased to 25% from 32%, primarily as a result of cost overruns on certain contracts and several new contracts in the early start-up phase of production. The gross margin percentage for the weather information systems segment was relatively flat quarter to quarter.

        Company-sponsored product development for the current quarter had an overall net increase of $84,000 compared to the quarter ended June 30, 1999. The inclusion of CrossLink's company-sponsored product development in the current quarter contributed $562,000 to the consolidated company-sponsored product development, whereas, the Company's reportable segments had a combined decrease of $478,000 in these expenditures, reflecting the completion of major projects in 1999.

        Selling, general and administrative expenses increased $828,000 or 10% to $8,857,000 for the quarter ended June 30, 2000, compared to the same quarter in the prior year. Selling, general and administrative expenses within the communications segment increased $372,000 in the current quarter due to increased marketing activity and greater general and administrative expenses associated with the growth of that business. The inclusion of CrossLink's general and administrative expenses in the current period also contributed $394,000 to the consolidated general and administrative expenses. Selling costs within the weather information systems segment increased $187,000 over the comparative period reflecting a higher mix of contracts with sales commissions.

        Interest expense for the current quarter decreased $265,000 to $49,000 from $314,000 in the prior year quarter, reflecting the reduction of debt during the fourth quarter of 1999 and first quarter of 2000 as a result of cash received from the sale of GeoScience and the Company's equity investment in Scientific Research Company ("SRC"). Other income was $76,000 for the current quarter compared to other expense of $625,000 for the quarter ended June 30, 1999, reflecting increased interest earnings due to greater cash on deposit during the second quarter of 2000. Expenses in the second quarter of 1999 reflect the costs associated with the shut down and closeout of the communications segment's San Clemente, California facility and the movement of its residual operations to the Tampa, Florida facility.

        The Company expects its effective tax rate to be 36% for fiscal 2000. The effective tax rate for the second quarter of 2000 was 36%.

        Income from continuing operations and net income for the quarter ended June 30, 2000 was $1,894,000 or $.32 per diluted share as compared to a loss from continuing operations of $1,712,000 or $.28 per diluted share for the quarter ended June 30, 1999. There were no reportable results from discontinued operations included in net income for the quarter ended June 30, 2000. Prior accruals for anticipated losses were still sufficient to cover current period and expected future losses for the disposal period. For the quarter ended June 30, 1999, the Company recognized previously deferred after-tax losses of $19,146,000 or $3.17 per diluted share for the discontinued radio and television broadcast equipment business.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

        Revenue for the six months ended June 30, 2000, increased $13,971,000 or 19% to $87,298,000 compared to $73,327,000 for the six months ended June 30, 1999. The increase occurred primarily in the defense systems segment, which was $7,338,000 or 30%, over the prior year period. The increase was due to new programs currently under contract that were not in process in the first half of 1999 and the movement of other programs from the developmental phase to production. Additionally, the current period consolidated revenue included $3,399,000 from CrossLink, in which a majority equity interest was acquired in July 1999. Revenue from the communications segment increased $2,766,000 or 7% over the prior year reflecting the continued expansion of global communication markets. Revenue from the weather information systems segment increased slightly over the prior year comparative period.

        Consolidated gross margin as a percentage of sales was 29% and 25% for the six months ended June 30, 2000, and 1999, respectively. The gross margin for the six months ended June 30, 1999, reflected an additional $4,000,000 charge for inventory reserves within the communications segment. Excluding the inventory charge, the communications segment's gross margin was unchanged for the six months ended June 30, 2000, and 1999, respectively. The gross margin percentage for the defense systems segment decreased to 27% from 29%, primarily as a result of cost overruns on certain contracts and several new contracts in the early start-up phase of production, in the second quarter of 2000. The gross margin percentage for the weather information systems segment decreased to 49% from 51%, primarily as a result of the volume mix and stage of completion of contracts in process between the two periods.

        Company-sponsored product development expenditures for the current six months was $155,000 less than in the six months ended June 30, 1999. The expenditures decreased $955,000 within the Company's reportable segments reflecting the completion of major projects in 1999. Company-sponsored product development expenditures were $800,000 for CrossLink during the period.

        Selling, general and administrative expenses increased $1,731,000 or 11% to $18,130,000 for the six months ended June 30, 2000, compared to the same period in the prior year. The increase primarily occurred within the defense systems segment relating to increased proposal activity and greater general and administrative expenses associated with the growth of that business. The inclusion of CrossLink's general and administrative expenses in the current period contributed $696,000 to the consolidated general and administrative expenses. General and administrative expenses within the communications segment decreased $116,000 as compared to prior year period, which included additional costs related to the restructuring efforts that began in the latter part of 1998. Selling costs within the weather information systems segment was relatively flat compared to the prior year period.

        Interest expense for the current six months decreased $565,000 to $116,000 from $681,000 in the prior year, reflecting the reduction of debt during the fourth quarter of 1999 and first quarter of 2000 as a result of cash received from the sale of GeoScience and the Company's equity investment in SRC. Other income was $5,485,000 for the current six months compared to other expense of $412,000 for the six months ended June 30, 1999, reflecting a pre-tax gain of $4,894,000 on the sale of the Company's equity investment in SRC and increased interest earnings due to greater cash on deposit during the six months of 2000. Expenses in the first six months of 1999 included the costs associated with the shut down and closeout of the communications segment's San Clemente, California facility and the movement of its residual operations to the Tampa, Florida facility.

        The Company expects its effective tax rate to be 36% for fiscal 2000. The effective tax rate for the first six months of 2000 was 38% due primarily to the gain recognized on the sale of SRC.

        Income from continuing operations and net income for the six months ended June 30, 2000, was $6,619,000 or $1.13 per diluted share as compared to a loss from continuing operations of $681,000 or $.11 per diluted share and a net loss of $19,827,000 or $3.29 per diluted share for the six months ended June 30, 1999. There were no reportable results from discontinued operations included in net income for the six months ended June 30, 2000. Prior accruals for anticipated losses were still sufficient to cover current period and expected future losses for the disposal period. For the six months ended June 30, 1999, the Company recognized previously deferred after-tax losses of $19,146,000 for the discontinued radio and television broadcast equipment business.

LIQUIDITY AND CAPITAL RESOURCES

        During the current period the Company satisfied its working capital and capital expenditure requirements through cash on hand, from the sale of GeoScience Corporation in December 1999, the sale of SRC in January 2000 and the sale of the discontinued DTV product line in April 2000. At June 30, 2000, $5,349,000 of cash and cash equivalents and short-term investments are subject to restrictions related to letters of credit with various financial institutions. At June 30, 2000, the Company's working capital balance, net of assets of discontinued operations, was $99,465,000, compared to $88,314,000 at December 31, 1999. At June 30, 2000, the Company's continuing operations had short-term line of credit facilities aggregating $5,450,000, of which $4,875,000 was available for additional short-term borrowings. The Company had a working capital ratio of 4.03 to 1.0 and debt to total capitalization of 2%.

        Purchases of property, plant and equipment for continuing operations during the six months ended June 30, 2000, totaled $6,672,000, including $1,920,000 relating to the capitalization of costs associated with equipment manufactured for lease, compared to $3,149,000 for the same period in the prior year. The Company believes that its cash on hand, cash from results of operations and available line of credit facilities will provide adequate funds to meet foreseeable requirements.

        Net cash provided by the discontinued operations of Continental was $4,077,000 for the six months ended June 30, 2000, primarily as a result of cash provided from the sale of the DTV product line and the collection of accounts receivable, which exceeded other operating, investing and financing net cash requirements. In October 1999, Continental entered into a plan of liquidation of its German subsidiary. Under the terms of the plan, Continental is required to fund the cash flow requirements of operating the German subsidiary during the liquidation phase, which is expected to conclude during the year 2000. At June 30, 2000, Continental's estimated future commitment is reported in the balance sheet as a reduction of net assets of discontinued operations. The Company has guaranteed Continental's commitment under the plan of liquidation.

        On June 27, 2000, the Veritas Capital Fund, L.P., through its portfolio company Integrated Defense Technologies, Inc., agreed to acquire the outstanding shares of the Company for $30.00 per share in cash. The transaction is subject to regulatory and stockholder approval and is expected to close during the third quarter of 2000.

YEAR 2000 COMPLIANCE

        The Company is currently not aware of any Year 2000 problems in any of its products or critical systems and continues to monitor for any Year 2000 related issues. The Company expects no future material expenditures relating to Year 2000 issues.

        Forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, risks associated with the uncertainty of market acceptance of the Company's products, limited number of customers, as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, the risk that the merger may not be approved by regulatory bodies, the risk that the shareholders may not approve the sale of the company, the risk that a material breach of an agreement, obligation, representation, warranty or covenant could permit the non-breaching party to terminate the merger agreement, the risk that the merger agreement could be terminated if the merger is not completed by December 31, 2000, the risk that the parties could terminate the merger agreement by mutual consent, and other risks detailed in the Company's filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

        (b)    Reports on Form 8-K.

               Current report on Form 8-K dated June 27, 2000 Item 5. Other Events, reported the execution of a definitive agreement and plan of merger with Integrated Defense Technologies, Inc., and Tech-Sym Corporation.

        No financial statements were filed as a part of this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TECH-SYM CORPORATION
                                               ---------------------------------
                                               Registrant

               Date: August 11, 2000           /S/ J. MICHAEL CAMP
                                               ---------------------------------
                                               J. Michael Camp, President
                                               and Chief Executive Officer

               Date: August 11, 2000           /S/ PAUL L. HARP
                                               ---------------------------------
                                               Paul L. Harp, Chief Financial
                                               Officer, Treasurer and Controller